Form 10QSB
period 2000-06-30
FAIRCHILD INTERNATIONAL CORP
filed 2000-08-17
CIK 1096550

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended  June  30,
2000.

[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION  FILE  NUMBER  001-06-560
                          ----------

                       FAIRCHILD INTERNATIONAL CORPORATION
                 (Name of Small Business Issuer in its Charter)

            Nevada                                         91-1880015
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

          Suite 600, 596 Hornby Street, Vancouver, B.C. Canada V6C 1A4
           (Address of Principal Executive Offices)         (Zip Code)

                                 (604) 646-5614
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No []

The number of shares of common stock outstanding as of August 14, 2000 is 10,988,210.
-----------

ITEM  1.  FINANCIAL  INFORMATION

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  June 30, 2000

                           (EXPRESSED IN U.S. DOLLARS)




                                    UNAUDITED

                            FAIRCHILD INTERNATIONAL CORPORATION
                               (A DEVELOPMENT STAGE COMPANY)

                                       BALANCE SHEET

                                       June 30, 2000

                                (EXPRESSED IN U.S. DOLLARS)


ASSETS                                                 2000
                                                    ----------
CURRENT
CASH                                                $     106
                                                    ==========

LIABILTIES

CURRENT                                             $  11,190
ACCOUNTS PAYABLE                                       61,205
                                                    ----------
OWING TO RELATED PARTIES
                                                       72,395
                                                    ----------

COMMITMENTS (NOTE 3)

STOCKHOLDERS' EQUITY (DEFICIENCY)

SHARE CAPITAL
AUTHORIZED
     50,000,000 COMMON SHARES WITH A PAR VALUE
                OF $0.001 PER SHARE
      1,000,000 PREFERRED SHARES WITH A PAR VALUE
                OF $0.01 PER SHARE
ISSUED AND FULLY PAID (NOTE 2)
     10,988,210 COMMON SHARES                         894,769

DEFICIT ACCUMULATED DURING THE                       (967,058)
                                                    ----------
DEVELOPMENT STAGE

TOTAL STOCKHOLDERS' DEFICIENCY                        (72,289)
                                                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     106
                                                    ==========

APPROVED  BY  THE  DIRECTOR


---------------------------


                                UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                     STATEMENTS OF OPERARATIONS AND DEFICIT

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                           (EXPRESSED IN U.S. DOLLARS)


                                CUMULATIVE
                                    TO        PERIOD ENDED
                                 JUNE 30,       JUNE 30,
                                   2000      2000      1999
                                 --------  --------  --------
ADMINISTRATIVE EXPENSES

ADVERTISING                      $  9,008         -         -
BANK CHARGES AND
 FOREIGN EXCHANGE                  12,439       374       971
CONSULTING                         39,267         -       664
OFFICE, RENT AND SECRETARIAL       25,863     6,707    10,535
PROFESSIONAL FEES                  83,248     6,793     5,609
PROMOTION AND TRAVEL              331,040     6,000    69,882
RELATED PARTY
 ADMINISTRATION CHARGES           121,855    12,733    26,477
 CONSULTING FEES                   50,000         -    50,000
RESEARCH AND DEVELOPMENT AND
 LICENSE FEES                     163,520     5,020         -
SHAREHOLDER INFORMATION            19,994     1,972     1,460
TELEPHONE AND UTILITIES             3,440       246     1,020
TRANSFER AGENT FEES                 7,757         -     1,938
                                 --------  --------  --------

                                 $867,431    39,845   168,556

MINERAL INTERESTS AND
 EXPLORATION COSTS                 99,627         -         -
                                 --------  --------  --------

NET LOSS FOR THE PERIOD          $967,058    39,845   168,556
                                 ========

DEFICIT BEGINNING OF THE PERIOD             927,213   456,276
                                           --------  --------

DEFICIT END OF THE PERIOD                  $967,058  $624,832
                                           ========  ========

BASIS LOSS PER SHARE
         PRE STOCK SPLIT                   $   0.01  $   0.25
                                           ========  ========
         POST STOCK SPLIT                  $   0.01  $   0.03
                                           ========  ========


                              UNAUDITED


                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOW

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                           (EXPRESSED IN U.S. DOLLARS)


                                        CUMULATIVE
                                            TO            PERIOD ENDED
                                          JUNE 30,          JUNE 30,
                                           2000         2000        1999
                                        -----------  ----------  -----------
CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
     NET LOSS FOR THE PERIOD             ($967,058)   ($39,845)   ($168,556)
     NON-CASH ITEMS
          ISSUE OF SHARES FOR SERVICES
            AND MINERAL INTEREST           236,858           -            -
       CHANGE IN NON-CASH
         OPERATING ITEM
            ACCOUNTS PAYABLE                11,190       2,985            -
                                        -----------  ----------  -----------

                                          (719,010)    (36,860)    (168,556)
                                        -----------  ----------  -----------
FINANCING ACTIVITIES

       OWING TO RELATED PARTIES             61,205           -       35,432
     SHARE CAPITAL ISSUED FOR CASH         657,911           -      475,000
                                        -----------  ----------  -----------

                                           719,116           -      510,432
                                        -----------  ----------  -----------

CHANGE IN CASH FOR THE PERIOD           $      106     (36,860)     341,876
                                        ===========

CASH BEGINNING OF THE PERIOD                            36,966          595
                                                     ----------  -----------

CASH END OF THE PERIOD                               $     106   $  342,471
                                                     ==========  ===========


                                   UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                  June 30, 2000

1.   ACCOUNTING  POLICES  AND  NOTES

The accounting policies followed by the Company are unchanged from those outlined in the audited financial statements for the year ended December 31, 1999. The notes to the financial statements at December 31, 1999 substantially apply to the interim financial statements at June 30, 2000 and are not repeated here. All adjustments have been made which, in the opinion of management, are necessary in order to make these financial statements not misleading.

2.   SHARE  CAPITAL
                                                      SHARES       CONSIDERATION
                                                      ------       -------------
     Common  shares  issued  and  fully  paid
     Balance at June 30, 2000 and December 31, 1999   10,988,210      $  894,769
                                                      ==========      ==========

3.   COMMITMENTS

a.  Pharmaceutical  Research  and  Development

The company has entered into Research, Development and License Agreements to acquire an exclusive license to make, use and sell pharmaceutical and processes relating to arthritis and dermal wrinkles. The Company has paid $137,520 of the total research and development funding obligation of $250,000 and issued 2,600,000 post-split common shares in consideration for the license. The balance of the funding obligation is due by October 1, 2000. The shares have been issued at a nominal value of $.01 per share and are subject to regulatory restrictions relating to their saleability. A net revenue royalty of 35% will be payable by the Company on revenue for licensed products. The agreement is with a company formerly under common management.

b.  Consulting  Agreement

The Company entered into a consulting agreement with a former director for public relations services for a twelve-month period to March 15, 2000. As consideration for the services, the Company:

-  paid  cash  of  $25,000;
- issued 500,000 post-split (50,000 pre-split) shares at an ascribed value of $.50 per shares;
- granted options to acquire to March 15, 2000 (lapsed without being exercised) 500,000 post-split common shares at $.05 and 500,000 post-split common shares at $.15; and
- granted an option to acquire up to 5% of the outstanding common shares of the Company when these shares qualify for the NASDAQ small cap over the counter public trading at $.50 per share for a period of two years from the date of the listing.

As of June 30, 2000, the exercise price of outstanding stock options exceeded the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in the financial statements.

ITEM  2.  PLAN  OF  OPERATION
With the exception of historical facts stated herein, the matters discussed in this report are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to, statements regarding anticipated levels of future revenues and earnings from operations of the Company. Readers of this report are cautioned not to put undue reliance on "forward looking" statements which are, by their nature, uncertain as reliable indicators of future performance. The Company disclaims any intent or obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

We eventually plan to develop specialized e-commerce sites on the Internet. Over the next twelve months, we plan to focus on development of an Internet portal for alternative health care products. We hope that this site will offer our products, as well as those of other companies. In addition, we plan to offer information on related topics on the website.

In the past, we have relied upon funding from our former officer and director, Mr. David Stadnyk. We borrowed approximately $44,000 from Mr. Stadnyk during our development stage, $40,000 of which has been repaid. We are currently unable to satisfy our cash requirements without the financial support of our President, Byron Cox, or his designee. We anticipate that we will meet our cash requirements for the next twelve months through Mr. Cox's financial support, even though Mr. Cox has not supplied funds to the Company in the past. Currently, we have no commitment for funding from our past or present officers and directors or any other party.

Eventually, we will need to raise additional funds, if we plan to implement an advertising and marketing plan to advance our website. We have not yet determined how we plan to obtain these additional funds.

In 1999, we raised cash proceeds of $475,000 from the sale of our common stock to business associates and friends of Mr. Standyk and Mr. Cox. These funds were for general operating expenses. At the time these funds were raised they were not intended for the Praxis Pharmaceuticals licensing agreement. In this regard, we issued 3,000,000 shares for $150,000 on March 15, 1999 and we issued 1,000,000 shares on April 1, 1999 for $300,000. The proceeds are to be used to implement our new plan of business.

Since we have entered into an agreement with Praxis Pharmaceuticals for research and development, we will encounter significant research and development expenses over the next twelve months. In addition to the terms of the Praxis
Pharmaceuticals agreement, we may seek to conduct other research and development, which would result in expenses beyond those outlined in the agreement with Praxis Pharmaceuticals.

Our goal is to have Praxis Pharmaceuticals provide us with products that are ready for market. The first product that we hope to receive from Praxis
Pharmaceuticals is the anti-wrinkle compound while the second is an arthritis product.

Since we outsource most of our operations, we do not anticipate establishing our own manufacturing facilities over the next twelve months. Beyond this time frame, we plan to make a decision with regard to purchase or sale of any plant and significant equipment in the long term after products are introduced to the public through our website, if ever. As conditions dictate, we will engage additional employees. We do not plan to make any significant changes in the number of employees over the next twelve months.

Item  3.  Defaults  Upon  Senior  Securities
None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders
None.

Item  5.  Other  Information
None.

Item  6.  Exhibits  and  Reports  on  Form  8-K
None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  8/14/00                       By:  /s/  Byron  Cox
                                      ---------------------
                                      Byron  Cox,  President  and  Director

Vancouver,  Canada
August  2,  2000