Form 10-Q
period 2000-03-31
FAIRCHILD INTERNATIONAL CORP
filed 2000-08-24
CIK 1096550

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ ]     QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
EXCHANGE  ACT  OF  1934  for  the  quarterly  period  ended  June  30,
2000.

[X ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
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

The  number  of  shares  of  common  stock  outstanding as of March 31, 2000 is
10,988,210.
-----------

ITEM  1.  FINANCIAL  INFORMATION

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS AND DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(EXPRESSED IN U.S. DOLLARS)

        CUMULATIVE PERIOD ENDED
        TO MARCH 31
        MARCH 31
EXPENSES     2000 2000 1999

ADVERTISING   $ 9,008 $ - $ -
BANK CHARGES AND
  FOREIGN EXCHANGE     12,108   43   196
CONSULTING       39,267   -   664
OFFICE, RENT AND SECRETARIAL   25,040   5,884   5,380
PROFESSIONAL FEES      78,183   1,728   -
PROMOTION AND TRAVEL   331,040   6,000   47,962
RELATED PARTY
  ADMINISTRATION CHARGES   119,855   10,733   5,000
  CONSULTING FEES     50,000   -   50,000
RESEARCH AND DEVELOPMENT AND
  LICENSE FEES     163,520   5,020   -
SHAREHOLDER INFORMATION   19,769   1,747   664
TELEPHONE AND UTILITIES   3,440   246   438
TRANSFER AGENT FEES   7,757   -   1,045

          858,987   31,401   111,349

MINERAL INTEREST AND
    EXPLORATION COSTS   99,627   -   -

NET LOSS FOR THE PERIOD   958,614   31,401   111,349

DEFICIT BEGINNING OF THE PERIOD       927,213   456,276

DEFICIT END OF THE PERIOD       $958,614    $567,625

BASIC LOSS PER SHARE

  PRE STOCK SPLITS         $       0.01   $       0.01

  POST STOCK SPLITS       $       0.01   $       0.03

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

MARCH 31, 2000

(EXPRESSED IN U.S. DOLLARS)

ASSETS               2000

    CURRENT
       CASH             $ 5,186

LIABILITIES

    CURRENT
       ACCOUNTS PAYABLE         $ 7,826
       OWING TO RELATED PARTIES           61,205

                  69,031
COMMITMENTS (NOTE 3)

STOCKHOLDERS' EQUITY

  SHARE CAPITAL
     AUTHORIZED
     50,000,000  COMMON SHARES WITH A PAR VALUE
                        OF $0.001 PER SHARE
      1,000,000   PREFERRED SHARES WITH A PAR VALUE
                        OF $0.01 PER SHARE
ISSUED AND FULLY PAID (NOTE 2)
    10,988,210 COMMON SHARES           894,769

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE           (958,614)

TOTAL STOCKHOLDERS' EQUITY           (63,845)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 5,186

APPROVED BY THE DIRECTOR

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(EXPRESSED IN U.S. DOLLARS)

        CUMULATIVE PERIODS ENDED
        TO SEPTEMBER 30
        MARCH 31
        2000 2000 1999

CASH PROVIDED (USED) BY     $ - $ -
    OPERATING ACTIVITIES

  NET LOSS FOR THE PERIOD $ (958,614) $ (31,401) $ (111,349)
  NON-CASH ITEMS
  ISSUE OF SHARES FOR SERVICES
           AND MINERAL INTEREST   236,858   -   -
  CHANGE IN NON-CASH
    OPERATING ITEM
       ACCOUNTS PAYABLE   7,826           (379)   (5,020)

          (713,930)   (31,780)   (116,369)

FINANCING ACTIVITIES

  OWING TO RELATED PARTIES   61,205   -   87,451
  SHARE CAPITAL ISSUED FOR CASH 657,911   -   -
  SHARE SUBSCRIPTIONS   -   -   30,000

          719,116   -   117,451

CHANGE IN CASH FOR THE PERIOD $ 5,186   (31,780)   1,082

CASH BEGINNING OF THE PERIOD       36,966   595

CASH END OF THE PERIOD     $ 5,186 $ 1,677

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2000

1. ACCOUNTING POLICIES AND NOTES

The accounting policies followed by the Company are unchanged from those outlined in the audited financial statements for the year ended December 31, 1999.  The notes to the financial statements at December 31, 1999 substantially apply to the interim financial statements at March 31, 2000 and are not repeated here.  All adjustments have been made which, in the opinion of management, are necessary in order to make these financial statements not misleading.

2. SHARE CAPITAL

         Common shares issued and fully paid                          SHARES        CONSIDERATION

             Balance at March 31, 2000 and December 31, 1999        10,988,210      $      894,769

3. COMMITMENTS

a. Pharmaceutical Research and Development

  The Company has entered into Research, Development and License Agreements to acquire an exclusive license to make, use and sell pharmaceutical products and processes relating to arthritis and dermal wrinkles.  The Company has paid $137,520 of the total research and development funding obligation of $250,000 and issued 2,600,000 post-split common shares in consideration for the license.  The balance of the funding obligation is due by October 1, 2000.  The shares have been issued at a nominal value of
$.01 per share and are subject to regulatory restrictions relating to their saleability.  A net revenue royalty of 35% will be payable by the Company on revenue for licensed products.  The agreement is with a company formerly under common management.

b. Consulting Agreement

  The Company entered into a consulting agreement with a former director for public relations services for a twelve month period to March 15, 2000.  As consideration for the services, the Company:

- paid cash of $25,000;

- issued 500,000 post-split (50,000 pre-split) shares at an ascribed value of $.50 per share;

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

  As of March 31, 2000, the exercise price of outstanding stock options exceeded the quoted market value of the shares.  Accordingly, no stock option compensation has been recognized in the financial statements.

                                                     UNAUDITED

ITEM  2.PLAN  OF  OPERATION
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
to business associates and friends of Mr. Standyk and Mr. Cox.  These funds were for  general  operating expenses.  At the time these funds were raised they were not intended for the Praxis Pharmaceuticals licensing agreement. In this regard, we  issued  3,000,000  shares  for  $150,000  on  March  15,  1999 and we issued
1,000,000 shares on April 1, 1999 for $300,000.   The proceeds are to be used to
implement  our new plan of business.  At the time of sale, the proceeds were not earmarked  for  the  Praxis  Pharmaceuticals  licensing  agreement.

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

Dated:  8/24/00                       By:  /s/  Byron  Cox
                                      ---------------------
                                      Byron  Cox,  President  and  Director

<DOCUMENT>
<TYPE>     EX-27
<DESCRIPTION>     FINANCIAL DATA SCHEDULE
<ARTICLE> 5
<LEGEND>
     replace this with text
</LEGEND>
<MULTIPLIER> 1000

<PERIOD-TYPE>                   3-MOS
<FISCAL-YEAR-END>               December 31, 2000
<PERIOD-START>                  January 1, 2000
<PERIOD-END>                    March 31, 2000
<CASH>                             5,186
<SECURITIES>                           0
<RECEIVABLES>                          0
<ALLOWANCES>                           0
<INVENTORY>                            0
<CURRENT-ASSETS>                   5,186
<PP&E>                                 0
<DEPRECIATION>                         0
<TOTAL-ASSETS>                     5,186
<CURRENT-LIABILITIES>             69,031
<BONDS>                                0
<PREFERRED-MANDATORY>                  0
<PREFERRED>                            0
<COMMON>                         894,794
<OTHER-SE>                             0
<TOTAL-LIABILITY-AND-EQUITY>     (63,845)
<SALES>                                0
<TOTAL-REVENUES>                       0
<CGS>                                  0
<TOTAL-COSTS>                          0
<OTHER-EXPENSES>                  31,401
<LOSS-PROVISION>                       0
<INTEREST-EXPENSE>                     0
<INCOME-PRETAX>                  (31,401)
<INCOME-TAX>                           0
<INCOME-CONTINUING>              (31,401)
<DISCONTINUED>                         0
<EXTRAORDINARY>                        0
<CHANGES>                              0
<NET-INCOME>                     (31,401)
<EPS-PRIMARY>                      (0.01)
<EPS-DILUTED>                      (0.01)