Form 10QSB/A
period 2000-03-31
FAIRCHILD INTERNATIONAL CORP
filed 2000-11-14
CIK 1096550

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2000.

[  ]     TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES
EXCHANGE  ACT  OF  1934  for  the  transition  period  from  _______  to
-------

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

                                               (EXPRESSED IN U.S. DOLLARS)


                                                      CUMULATIVE                        PERIOD ENDED
                                                          TO                              MARCH 31
                                                       MARCH 31
EXPENSES                                                 2000                  2000                       1999

ADVERTISING                                          $        9,008           $               -          $              -
BANK CHARGES AND
  FOREIGN EXCHANGE                                           12,108                          43                       196
CONSULTING                                                   39,267                           -                       664
OFFICE, RENT AND SECRETARIAL                                 25,040                       5,884                     5,380
PROFESSIONAL FEES                                            78,183                       1,728                         -
PROMOTION AND TRAVEL                                        331,040                       6,000                    47,962
RELATED PARTY
  ADMINISTRATION CHARGES                                    119,855                      10,733                     5,000
  CONSULTING FEES                                            50,000                           -                    50,000
RESEARCH AND DEVELOPMENT AND
  LICENSE FEES                                              163,520                       5,020                         -
SHAREHOLDER INFORMATION                                      19,769                       1,747                       664
TELEPHONE AND UTILITIES                                       3,440                         246                       438
TRANSFER AGENT FEES                                           7,757                           -                     1,045
                                                      --------------           -----------------          ----------------

                                                            858,987                      31,401                   111,349

MINERAL INTEREST AND
    EXPLORATION COSTS                                        99,627                           -                         -
                                                      --------------           -----------------          ----------------

NET LOSS FOR THE PERIOD                                     958,614                      31,401                   111,349
                                                      ==============

DEFICIT BEGINNING OF THE PERIOD                                                         927,213                   456,276
                                                                               -----------------          ----------------

DEFICIT END OF THE PERIOD                                                              $958,614                  $567,625
                                                                               -----------------          ----------------


BASIC LOSS PER SHARE

     PRE STOCK SPLITS                                                          $       0.01               $       0.01
                                                                               =================          ================

     POST STOCK SPLITS                                                         $       0.01               $       0.03
                                                                               =================          ================



                                                        UNAUDITED



                                           FAIRCHILD INTERNATIONAL CORPORATION
                                              (A DEVELOPMENT STAGE COMPANY)

                                                      BALANCE SHEET

                                                     MARCH 31, 2000

                                               (EXPRESSED IN U.S. DOLLARS)


ASSETS                                                                                                    2000

    CURRENT
       CASH                                                                                              $          5,186
                                                                                                          ================

LIABILITIES

    CURRENT
       ACCOUNTS PAYABLE                                                                                  $          7,826
       OWING TO RELATED PARTIES                                                                                    61,205
                                                                                                          ----------------

                                                                                                                   69,031
                                                                                                          ----------------
COMMITMENTS (NOTE 3)

STOCKHOLDERS' EQUITY

  SHARE CAPITAL
     AUTHORIZED
     50,000,000  COMMON SHARES WITH A PAR VALUE
                        OF $0.001 PER SHARE
      1,000,000   PREFERRED SHARES WITH A PAR VALUE
                        OF $0.01 PER SHARE
ISSUED AND FULLY PAID (NOTE 2)
    10,988,210 COMMON SHARES                                                                                      894,769

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                                                                                             (958,614)
                                                                                                          ----------------

TOTAL STOCKHOLDERS' EQUITY                                                                                       (63,845)
                                                                                                          ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                               $          5,186
                                                                                                          ================

APPROVED BY THE DIRECTOR








                                                        UNAUDITED




                                           FAIRCHILD INTERNATIONAL CORPORATION
                                              (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF CASH FLOW

                                   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                               (EXPRESSED IN U.S. DOLLARS)



                                                      CUMULATIVE                       PERIODS ENDED
                                                          TO                            SEPTEMBER 30
                                                       MARCH 31
                                                         2000                  2000                       1999

CASH PROVIDED (USED) BY                                                       $               -          $              -
    OPERATING ACTIVITIES

     NET LOSS FOR THE PERIOD                         $    (958,614)           $        (31,401)          $      (111,349)
     NON-CASH ITEMS
     ISSUE OF SHARES FOR SERVICES
           AND MINERAL INTEREST                             236,858                           -                         -
     CHANGE IN NON-CASH
       OPERATING ITEM
          ACCOUNTS PAYABLE                                    7,826                    (379)                      (5,020)
                                                      --------------           -----------------          ----------------

                                                          (713,930)                    (31,780)                 (116,369)
                                                      --------------           -----------------          ----------------

FINANCING ACTIVITIES

     OWING TO RELATED PARTIES                                61,205                           -                    87,451
     SHARE CAPITAL ISSUED FOR CASH                          657,911                           -                         -
     SHARE SUBSCRIPTIONS                                          -                           -                    30,000
                                                      --------------           -----------------          ----------------

                                                            719,116                           -                   117,451
                                                      --------------           -----------------          ----------------

CHANGE IN CASH FOR THE PERIOD                      $          5,186                    (31,780)                     1,082
                                                      ==============                                      ----------------

CASH BEGINNING OF THE PERIOD                                                             36,966                       595
                                                                               -----------------          ----------------

CASH END OF THE PERIOD                                                        $           5,186          $          1,677
                                                                               =================          ================






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

2.                SHARE CAPITAL

         Common shares issued and fully paid                          SHARES         CONSIDERATION
                                                                      ------          -------------

             Balance at March 31, 2000 and December 31, 1999        10,988,210       $      894,769
                                                                    ----------       --------------

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


Dated:  11/14/00             By:  /s/  Byron  Cox
                               ---------------------
                                       Byron  Cox,  President  and  Director