Form 10QSB
period 2000-09-30
FAIRCHILD INTERNATIONAL CORP
filed 2000-11-16
CIK 1096550

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934 for the quarterly period ended September 30, 2000.

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


Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of September 30, 2000 is 10,988,210.

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                                                    2000
ASSETS

    CURRENT
       CASH                                                   $            2,814
                                                               =================

LIABILITIES

    CURRENT
       ACCOUNTS PAYABLE                                       $           10,719
       OWING TO RELATED PARTIES                                           67,793
                                                               -----------------

                                                                          78,512
                                                               =================
        COMMITMENTS (NOTE 4)

STOCKHOLDERS' EQUITY (DEFICIENCY)

  SHARE CAPITAL
     AUTHORIZED
     50,000,000  COMMON SHARES WITH A PAR VALUE
                        OF $0.001 PER SHARE
      1,000,000   PREFERRED SHARES WITHOUT PAR VALUE
                        OF $0.01 PER SHARE
ISSUED AND PAID (NOTE 3)
10,988,210 COMMON SHARES                                                 894,769

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                                                    (970,467)
                                                               -----------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                 (75,698)
                                                               -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $            2,814
                                                               =================

APPROVED BY THE DIRECTOR


                                    UNAUDITED




                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF OPERATIONS AND DEFICIT

              FOR THE NINE MONTHS ENDED SEPTEMBER 30. 2000 AND 1999

                           (EXPRESSED IN U.S. DOLLARS)


                                                      CUMULATIVE                                     PERIODS
                                                          TO                                          ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,              SEPTEMBER 30,
                                                        2000                             2000                     1999
ADMINISTRATIVE EXPENSES

ADVERTISING                                       $            9,008           $       -              $        -
BANK CHARGES AND EXCHANGE                                     12,535                        470                    2,310
CONSULTING                                                    39,267                   -                          25,664
OFFICE, RENT AND SECRETARIAL                                  28,769                      9,613                   12,044
PROFESSIONAL FEES                                             83,750                      7,295                   32,954
PROMOTION AND TRAVEL                                         331,040                      6,000                   97,396
RELATED PARTY
  ADMINISTRATION CHARGES                                     121,855                     12,733                   42,692
  CONSULTING FEES                                             50,000                   -                       -
RESEARCH AND DEVELOPMENT AND
  LICENSE FEES                                               163,520                      5,020                   96,500
SHAREHOLDER INFORMATION                                       19,899                      1,877                    4,099
STOCK OPTION COMPENSATION                                   -                          -                         120,000
TELEPHONE AND UTILITIES                                        3,440                        246                    1,655
TRANSFER AGENT FEES                                            7,757                   -                           3,408
                                                     ----------------            ---------------        -----------------

                                                             870,840                     43,254                  438,722

MINERAL INTERESTS AND
  EXPLORATION COSTS                                           99,627                   -                       -
                                                     ----------------            ---------------        -----------------


NET LOSS FOR THE PERIOD                           $          970,467                     43,254                  438,722
                                                     ================

DEFICIT BEGINNING OF THE PERIOD                                                         927,213                  456,276
                                                                                 ---------------        -----------------

DEFICIT END OF THE PERIOD                                                              $970,467                 $894,998
                                                                                 ===============        =================

BASIC LOSS PER SHARE                                                                      $0.01                    $0.07
                                                                                 ===============        =================

                                                       UNAUDITED





                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOW

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                           (EXPRESSED IN U.S. DOLLARS)

                                                          CUMULATIVE                                    PERIODS
                                                              TO                                         ENDED
                                                         SEPTEMBER 30,                 SEPTEMBER 30,             SEPTEMBER 30,
                                                            2000                           2000                     1999
CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES

      NET LOSS FOR THE PERIOD                      $        (970,467)          $        (43,254)      $         (438,722)
      NON-CASH ITEMS
          ISSUE OF SHARES FOR SERVICES
           AANDMMINERALIINTEREST                             236,858                   -                          25,000
      CHANGE IN NON-CASH OPERATING ITEM
           STOCK OPTION COMPENSATION                        -                          -                         120,000
           ACCOUNTS PAYABLE                                   10,719                      2,514                    5,876
                                                     ----------------            ---------------        -----------------

                                                            (722,890)                   (40,740)                (287,846)
                                                     ----------------            ---------------        -----------------

FINANCING ACTIVITIES

      OWING TO RELATED PARTIES                                67,793                      6,588                   10,432
      SHARE CAPITAL ISSUED FOR CASH                          657,911                   -                         450,000
                                                     ----------------            ---------------        -----------------

                                                             725,704                      6,588                  460,432
                                                     ----------------            ---------------        -----------------

CHANGE IN CASH FOR THE PERIOD                               -                           (34,152)                 172,586

CASH BEGINNING OF THE PERIOD                                -                            36,966                      595
                                                     ----------------            ---------------        -----------------

CASH END OF THE PERIOD                            $            2,814           $          2,814       $          173,181
                                                     ================            ===============        =================


                                    UNAUDITED



                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


1.                ACCOUNTING POLICIES AND NOTES

         The accounting policies followed by the Company are unchanged from those outlined in the audited financial statements for the year ended December 31, 1999. The notes to the financial statements at December 31, 1999 substantially apply to the interim financial statements at September 30, 2000 and are not repeated here. All adjustments have been made which, in the opinion of management, are necessary in order to make these financial statements not misleading.

2.                GOING CONCERN CONSIDERATIONS

         As of September 30, 2000, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different basis of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings from third parties and related parties sufficient to meet current and future obligations. The Company suffered losses from operations of $43,254 and $438,722 for the nine months ended September 30, 2000 and 1999 respectively and had a net capital deficiency of $75,698 as of September 30,2000.


3.                SHARE CAPITAL
                                                      Shares       Consideration
         Common shares issued and fully paid
             Balance at September 30, 2000 and
                  December 31, 1999                  10,988,210       $  894,769
                                                     ----------     ------------


4.                COMMITMENTS

a.       Pharmaceutical Research and Development

         The Company has entered into Research, Development and License Agreements to acquire an exclusive license to make, use and sell pharmaceutical products and processes relating to arthritis and dermal wrinkles. The Company has issued 2,600,000 common shares and is committed to funding $250,000 ($137,520 paid) for research and development as consideration for license. The shares have been issued at a nominal value of $.01 per share and are subject to regulatory restrictions relating to their saleability. A net revenue royalty of 35% will be payable by the Company on revenue for licensed products. The agreement is with a company formerly under common management.


         The balance of the funding of $112,480 is unpaid and unaccrued as the registration of certain patents has been delayed. No notice of default under the terms of the agreement has been received.

                                    UNAUDITED
                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

b.       Consulting Agreement

         The Company has entered into a consulting agreement with a former director for public relations services and granted an option to acquire up to 5% of the outstanding common shares of the Company. The option can be exercised when the Company's shares qualify for the NASDAQ small cap over the counter public trading at a price of $.50 per share for a period of two years from the date of the listing.


         The exercise price of stock options granted exceeded the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in the financial statements






ITEM 2.PLAN OF OPERATION

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

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS APPEARING ELSEWHERE IN THIS REGISTRATION STATEMENT.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

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


Dated:  11/16/00                       By:  /s/  Byron  Cox
                                           ----------------
                                           Byron Cox, President and Director