Form 10KSB
period 2000-12-31
FAIRCHILD INTERNATIONAL CORP
filed 2001-04-16
CIK 1096550

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-28305

                       FAIRCHILD INTERNATIONAL CORPORATION
                 (Name of small business issuer in its charter)

              NEVADA                                           91-1880015
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

     856 HOMER STREET, SUITE 100, VANCOUVER, BRITISH COLUMBIA V6B 2W5 CANADA
               (Address of principal executive offices)       (Zip Code)

                    Issuer's telephone number: (604) 669-1040

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to the filing requirements for the past 90 days.  Yes  X    No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

              Issuer's revenues for its most recent fiscal year. $0

        Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 12, 2001: $1,107,540.40

   Number of shares outstanding of registrant's common stock, $0.001 par value, as of December 31, 2000: 10,988,210

                    Documents incorporated by reference: NONE

       Transitional Small Business Disclosure Format (check one): Yes   No  X

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.


BUSINESS DEVELOPMENT

We were incorporated in Nevada on June 20, 1997 as Goanna Resources, Inc. to pursue potential opportunities in the mining business in Australia. On June 24, 1999, we changed our name to Fairchild International Corporation after it had become apparent that such mining opportunities would not come to fruition.

Effective September 30, 1999, we entered into a Research, Development and Licence Agreement with Praxis Pharmaceuticals, Inc., an affiliate. Under that agreement, Praxis had granted us a worldwide exclusive license for all products and processes developed, and to be developed, relating to arthritis and dermal wrinkles. Praxis had received 2,600,000 shares of our common stock and the right to receive royalty payments based upon revenues earned by us from the sale of any developed products. In addition, Praxis had been engaged to conduct a research program to be funded by us in the amount of $250,000. We paid only $162,500 of the funding and expressed doubt about our ability to continue the funding.

As of February 28, 2001, we terminated the Research, Development and Licence Agreement with Praxis. Under the termination agreement, Praxis will retain the 2,600,000 shares of our common stock and has agreed to pay us 30% of the net revenues from sales of the two applications in the field of use up to maximum of $250,000 over the first three years of sales.

As such, we can be deemed a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Our board of directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

INVESTMENT COMPANY ACT OF 1940

Although we are subject to regulation under the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in our holding one or more passive investment interests, we could be subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained any formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, a violation of such Act could subject us to material adverse consequences.

INVESTMENT ADVISERS ACT OF 1940

Under Section 202(a)(11) of the Investment Advisers Act of 1940, as amended, an "investment adviser" means any person who, for compensation, engages in the business of advising others, either directly or through publications or writings, as to the value of securities or as to the advisability of investing in, purchasing, or selling securities, or who, for compensation and as part of a regular business, issues or promulgates analyses or reports concerning securities. We shall only seek to locate a suitable merger or acquisition candidate, and do not intend to engage in the business of advising others in investment matters for a fee or otherwise.

FORWARD LOOKING STATEMENTS

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"), we caution readers regarding forward looking statements found in the following discussion and elsewhere in this report and in any other statement made by, or our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by or on our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATION

We intend to seek to acquire assets or shares of an entity in exchange for our securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding such an acquisition. Management intends to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals. As of the date of this report, none of our officers, directors, promoters or affiliates has engaged in any material contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, our board of directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, there is no assurance that such audited financial statements will be available. The board of directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to our intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that our cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the exercise of outstanding stock options and/or from our affiliates. We do not anticipate that we will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless a merger or acquisition target is identified.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Management anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include, among other things, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, and providing liquidity (subject to restrictions of applicable statutes) for all shareholders. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We have, and will continue to have, no substantial capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing annual (Form 10-K or 10-KSB), quarterly (Form 10-Q or 10-QSB) and current reports (Form 8-K), agreements and related documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings required under the Exchange Act. Nevertheless, our officer and director has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to its attention through present associations of our officer and director, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as

o the available technical, financial and managerial resources; working capital and other financial requirements;
o        history of operations, if any;
o        prospects for the future;
o        nature of present and expected competition;
o the quality and experience of management services which may be available and the depth of that management;
o        the potential for further research, development, or exploration;
o specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
o        the potential for growth or expansion;
o        the potential for profit;
o the perceived public recognition of acceptance of products, services, or trades;
o        name identification;
o        and other relevant factors.

Our officer and director expect to meet personally with management and key personnel of the business opportunity as part of his "due diligence" investigation. To the extent possible, we intend to utilize written reports and personal investigations to evaluate the above factors. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Our management, while not especially experienced in matters relating to our new business, shall rely upon his own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we to effectuate our business purposes will utilize any outside consultants or advisors, except for our legal counsel and accountants. As of the date of this report, we do not have any contracts or agreements with any outside consultants and none is contemplated.

Management will not restrict our search to any specific kind of firms, but may acquire a venture that is in its preliminary or development stage or is already operating. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer. Furthermore, management does not intend to seek capital to finance the operation of any acquired business opportunity until possibly such time as we have successfully consummated a merger or acquisition.

It is anticipated that we will incur nominal expenses in the implementation of our business plan. Because we have no substantial capital with which to pay these anticipated expenses, it is anticipated that our present management or affiliates will advance funds to us. However, we cannot assure you that management will continue to fund these expenses. If additional funding is necessary, management and/or shareholders will continue to provide capital or arrange for outside funding. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. We cannot assure you, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required to reconsider its business strategy.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of us. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in us. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until a merger or acquisition is consummated, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may exist at the time may have a depressive effect on the value of our stock in the future, if such a market continues, of which there is no assurance.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

As part of our "due diligence" investigation, our officer and director may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and the relative negotiation strength of us and such other management.

With respect to any merger or acquisition negotiations with a target company management is expected to focus on the percentage of us that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at the time.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default, and will include miscellaneous other terms.

As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to the reporting requirements of the Exchange Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

COMPETITION

We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

RISK FACTORS

Our business is subject to numerous risk factors, including the following:

GOING CONCERN QUALIFICATION. There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

NO REVENUE AND MINIMAL ASSETS. We have no operations or revenues. We do not have any significant assets or financial resources. We will incur operating expenses without corresponding revenues, at least until the consummation of a business combination. This will result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek a business combination with an entity having an established operating history, there can be no assurance we will be successful in locating any candidates meeting such criteria. In the event we complete a business combination, the success of its operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business acquisition. We will also compete in seeking merger or acquisition candidates with numerous other small public companies.

NO AGREEMENT FOR BUSINESS COMBINATION OR OTHER TRANSACTION. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. We cannot assure you that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. We cannot assure you that we will be able to negotiate a business combination on terms favorable to us.

NO STANDARDS FOR BUSINESS COMBINATION. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that we will require a target business opportunity to have achieved. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other characteristics that are very often indicative of development stage companies.

CONTINUED MANAGEMENT CONTROL, LIMITED TIME AVAILABILITY. While seeking a business combination, management anticipates devoting up to 45 hours per month to our business. We have not entered into an employment agreement with our officer and do not expect to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the limited experience and time commitment of management, loss of the services of this individual would adversely affect development of our business and our likelihood of continuing operations. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

CONFLICTS OF INTEREST - GENERAL. Our officer and director may participate in business ventures which could be deemed to compete directly with us. Additional conflicts of interest and non-arm's length transactions may also arise in the event our officer and director is involved in the management of any firm with which we transact business.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION. We have not conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. Moreover, we do not have, and do not plan to establish, a marketing organization. Even in the event we identify a candidate for a contemplated merger or acquisition, we cannot assure you that we will be successful in completing any such business combination.

LACK OF DIVERSIFICATION. Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with a business opportunity. Consequently, our activities may be limited to those engaged in by business opportunities which we merge with or acquire. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

GOVERNMENT REGULATION. Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act, insofar as we will not be engaged in the business of investing or trading in securities. In the event we should engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have not obtained any formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act and, consequently, violation of such Act could subject us to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT. A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of our common stock held by them, or resign as members of our Board of Directors. The resulting change in control of us could result in the removal of our present officer and director and a corresponding reduction in or elimination of his participation in our future affairs.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING A BUSINESS COMBINATION. Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in our issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in control or management of us.

LIMITED TRADING MARKET. There currently is a limited trading market for our stock and there is no assurance that this trading market will continue or increase.

"PENNY" STOCK REGULATION OF BROKER-DEALER SALES OF COMPANY SECURITIES. The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Since our shares are traded for less than $5 per share, the shares are subject to the SEC's penny stock rules unless and until (1) our net tangible assets exceed $5,000,000 during our first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As long as our common stock is subject to the penny stock rules, the holders of the common stock may find it difficult to sell their shares of our common stock.

TAXATION. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot assure you that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction and/or their equity owners.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES. Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

EMPLOYEES

We have no full time employees. Our sole officer and director has agreed to allocate a portion of his time to our activities, without compensation. This officer and director anticipates that our business plan can be implemented by his devoting 45 hours per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer and director. We do not expect any significant changes in the number of employees prior to the consummation of a business combination.

Our officer and director may become involved with other companies that have a business purpose similar to that of ours. As a result, potential conflicts of interest may arise in the future. If such a conflict does arise and our officer and director is presented with business opportunities under circumstances where there may be a doubt as to whether the opportunity should belong to us or another "shell" company he is affiliated with, he will disclose the opportunity to all such companies.


ITEM 2.   DESCRIPTION OF PROPERTY.


We have no properties and at this time have no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for our securities.

We operate from our offices at 856 Homer Street, Suite 100, Vancouver, British Columbia, Canada. This space is approximately 10,000 square feet and is occupied by us on a proportional cost basis for office rent and administrative services and expenses, month-to-month. We share office space with numerous other companies.


ITEM 3.   LEGAL PROCEEDINGS.


None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


Our common stock is quoted on the OTC Bulletin Board system of the National Association of Securities Dealers under the symbol FRCD. Our stock has been quoted on the OTC Bulletin Board from July 8, 1998 to December 2, 1999 and since November 30, 2000. From December 2, 1999 to November 30, 2000, our common stock was quoted on the "pink sheets."

The following table lists the high and low bid prices quoted on the OTC Bulletin Board of the National Association of Securities Dealers and pink sheets of the National Quotation Bureau for shares of our common stock for each of the fiscal quarters for the last two fiscal years.

FISCAL QUARTER ENDED                                   HIGH BID                                LOW BID

March 31, 1999                                           $0.75                                  $0.06
June 30, 1999                                            $1.53                                  $0.53
September 30, 1999                                       $0.83                                  $0.22
December 31, 1999                                        $0.56                                  $0.05

March 31, 2000                                           $0.25                                  $0.05
June 30, 2000                                            $0.78                                  $0.10
September 30, 2000                                       $0.40                                  $0.14
December 31, 2000                                        $0.27                                  $0.07

March 31, 2001                                           $0.16                                  $0.06

On April 12, 2001, the high and low bid prices were $0.12 and $0.01, respectively.

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of April 11, 2001, there were 41 record holders of the Company's common stock. During the last two fiscal years, no cash dividends have been declared on the Company's common stock and management does not anticipate that dividends will be paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no sales of our common stock during the fiscal year ended December 31, 2000.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


GENERAL

We were incorporated on June 20, 1997.

As of the date of this report, we have had no source of revenues and must rely entirely upon loans and equity investments from affiliates to pay operating expenses.

PLAN OF OPERATION

We currently have no substantial capital to fund operations or on-going expenses. We must rely upon loans and investments from affiliates to pay operating expenses. We cannot assure you that these affiliates will continue to advance funds to us or that they will continue to invest in our securities. In the event we are unable to obtain additional capital or funding we may be unable to identify and/or acquire a suitable business opportunity. During the twelve months following the filing of this report, we intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for our securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding such an acquisition. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. As of the date of this report, we have not engaged in any material contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and another company.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing the manner in which the transaction is structured, we expect that we will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Such disclosure is expected to be in the form of a proxy, information statement, or report.

While such disclosure may include audited financial statements of such a target entity, we cannot assure that such audited financial statements will be available. We intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that audited financial statements would be provided within sixty days after closing. Closing documents are expected to include representations that the value of the assets conveyed or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

Due to our intent to remain a shell company until a merger or acquisition candidate is identified, it is anticipated that our cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by our affiliates. We do not anticipate that we will have to raise capital or acquire any plant or significant equipment in the next twelve months, unless possibly a merger or acquisition target is identified.

LIQUIDITY

We used cash for our operating activities during 2000 and 1999 of $82,531 and $419,082, respectively. Cash of $49,807 was provided by loans from related parties in 2000 and by the sale of our securities in 1999 in the amount of $450,000.

At December 31, 2000 and 1999, we had working capital deficiencies of $124,908 and $32,444, respectively. Of these amounts, $111,012 and $61,205, respectively, were amounts owing to related parties, which are unsecured and have no fixed terms of interest or repayment.

Since we have no significant source of revenue, working capital will continue to be depleted by operating expenses. See " Results of Operations" below. We presently have no external sources of cash and are dependent upon our affiliates for funding.

ASSETS AND STOCKHOLDERS' DEFICIENCY

At December 31, 2000, we had total assets of $4,242 compared to total assets of $36,966 at December 31, 1999, and stockholders' deficiency of $124,908 and $32,444 at December 31, 2000 and 1999. The decrease is due primarily to our continuing losses from operations and dependence on loans from related parties.

RESULTS OF OPERATIONS

We have no current operations and have not generated any revenue from our operations since inception. We must rely entirely upon loans from affiliates to pay operating expenses.

During the fiscal years ended December 31, 2000 and 1999, we had net losses of $92,464 and $470,937, respectively. The decreased loss is due primarily to our decreased level of activity during the 2000 fiscal year. We focused our efforts on obtaining OTC Bulletin Board listing eligibility. Our stock was relisted effective November 30, 2000 after having been delisted since December 2, 1999.

Accordingly, our expenses for development and license fees, promotion and travel, related party consulting fees, and related party administration costs decreased substantially for fiscal 2000 as compared to fiscal 1999.

We have generated a cumulative loss since inception of $1,019,677. Due to our continuing losses from operations, stockholders' deficiency, and lack of revenues, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue operations is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to identify and close an acquisition with a suitable target company, obtain additional financing or refinancing as may be required, and ultimately to attain profitability. We cannot assure you that we will be able to identify a suitable acquisition target, close such acquisition, obtain any such financing or, if we are able to obtain additional financing, that such financing will be on terms favorable to us. The inability to obtain additional financing when needed will have a material adverse effect on our operating results.


ITEM 7.   FINANCIAL STATEMENTS.


Please refer to the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTOR AND EXECUTIVE OFFICER

Our sole officer and director is:

         NAME                  AGE       TITLE(S)
--------------------------------------------------------------------------------
         Byron Cox              63       President since May 12, 1999
                                         Secretary and Treasurer since March
                                         31, 2001
                                         Director since March 12, 1999

The shareholders elect our directors and the Board of Directors appoints the officers annually. The Board of Directors fills vacancies in the Board of Directors. Our directors receive no compensation for their service as directors. Set forth below is a brief description of the recent employment and business experience of our sole officer and director.

BYRON COX. Mr. Cox has served as our President and director since March 12, 1999, and as Secretary and Treasurer since March 31, 2001. Since 1997 he has worked at Alexander-Cox & Company, Vancouver, British Columbia, as that company's president, where he provides investment advisory services, specializing in raising capital and investing in emerging growth companies, as well as developing investor relations programs. Mr. Cox holds a Bachelor of Arts degree from the University of Toronto, a diploma in Business Administration (Marketing) from Ryerson Polytechnic Institute, and a certificate in Strategic Marketing Management from the Harvard Business School. He holds professional accreditation in the American Public Relations Society, as well as the Canadian Public Relations Society.

In October 1997, a bankruptcy receiving order was made against Record Publishing, Inc. (Estate No: 25-060808) in Canada. Mr. Cox was an officer of this company at the time of the bankruptcy.

CONFLICTS OF INTEREST

Mr. Cox is with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as our sole officer and director. Insofar as Mr. Cox is engaged in other business activities, he anticipates he will devote only a minor amount of time to our affairs.

Mr. Cox is now and may in the future become a shareholder, officer or director of other companies that may be formed for the purpose of engaging in business activities similar to those conducted by us. Accordingly, additional direct conflicts of interest may arise in the future with respect to Mr. Cox acting on our behalf or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of Mr. Cox in the performance of his duties or otherwise. We do not currently have a right of first refusal pertaining to opportunities that come to Mr. Cox's attention insofar as such opportunities may relate to our proposed business operations.

Mr. Cox, so long as he is our officer and director, subject to the restriction that all opportunities contemplated by our plan of operation which come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of Mr. Cox as an officer and director. If we or the companies in which Mr. Cox is affiliated with both desire to take advantage of an opportunity, then Mr. Cox may have to defer any decision to our shareholders or obtain a fairness opinion. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

As of December 31, 2000, we did not have any standing audit, nominating, or compensation committees of the Board of Directors.

During the fiscal year ended December 31, 2000, the Board of Directors did not hold any meetings.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater than 10% percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, Mr. Cox filed a Form 3 initial report on March 2, 2001. Such report was due January 29, 2000. No owners of 10% or more of our stock have filed reports of ownership with the Securities and Exchange Commission.


ITEM 10.  EXECUTIVE COMPENSATION.


CURRENT COMPENSATION ARRANGEMENTS

We do not pay Mr. Cox, our sole officer and director, a fixed salary for services rendered to us. Mr. Cox is reimbursed for expenses incurred on our behalf, including travel expenses. As of the date of this report, we have no funds available to pay directors.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

FISCAL 1999 AND 2000 COMPENSATION ARRANGEMENTS

The following table sets forth information for Byron Cox, who served as our chief executive officer (CEO) at the end of our last completed fiscal year. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the company are included in the table.

                                                                         LONG TERM COMPENSATION
                                                                  ------------------------ ------------
                                     ANNUAL COMPENSATION                  AWARDS             PAYOUTS
                              ----------- ---------- ------------ ------------ ----------- ------------
                                                        OTHER     RESTRICTED   SECURITIES
                                                       ANNUAL        STOCK     UNDERLYING                ALL OTHER
NAME AND PRINCIPAL                                   COMPENSATION  AWARD(S)    OPTIONS /      LTIP      COMPENSATION
POSITION              YEAR    SALARY($)   BONUS($)       ($)          ($)       SARS ($)   PAYOUTS ($)      ($)
-------------------- -------- ----------- ---------- ------------ ------------ ----------- ------------ ------------
Byron Cox,            2000      6,167        -0-         -0-          -0-         -0-          -0-          -0-
President and         1999      28,000       -0-         -0-          -0-         -0-          -0-          -0-
Director              1998       -0-         -0-         -0-          -0-         -0-          -0-          -0-


We do not have an employment contract with Mr. Cox. We employ him on an "at will" basis, and the terms and conditions of employment are subject to change by us.

STOCK OPTION PLANS

As of the date of this report, we do not have a stock option plan. On February 26, 2001, we granted stock options, exercisable for one year at $0.09 per share, to the following:

NAME                          NUMBER OF      SERVICES PROVIDED
                               OPTIONS
Winston Cabell                 350,000       Investor relations services and handling of office
                                             operations

Byron Cox                      350,000       Services as our president

John Thornton                  500,000       Development of Australian business opportunities

Scott Pederson                 500,000       Development of business plan and assessment of
                                             business opportunities

Peter Myles                    200,000       Development of business opportunities



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


The following table sets forth information, as of April 11, 2001, with respect to the beneficial ownership of the our common stock by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock and by our directors and officers, both individually and as a group:

                    BENEFICIAL OWNERS                  SHARES OWNED BENEFICIALLY           PERCENT OF CLASS(1)<F1>
         Praxis Pharmaceuticals Inc.                           2,600,000                          23.7%
         856 Homer Street, Suite 100
         Vancouver, BC Canada

         David Stadnyk
         856 Homer Street, Suite 100
         Vancouver, BC Canada

         Winston Cabell (2)<F2>                                  900,000                           7.9%
         28 Royalist Road
         Mosman NSW 9083 WA 6000 Australia

         David Lane                                              550,000                           4.9%
         1632 McPherson Drive
         Port Coquitlam, BC Canada

         Byron Cox (2)<F2>                                       550,000                           4.9%
         856 Homer Street, Suite 100
         Vancouver, BC Canada

         All officers and directors, as a group                  550,000                           4.6%
         (1 person)
------------------

(1)<F1> Percentages are based on 10,988,210 shares of common stock outstanding as of April 11, 2001. If a person listed on this table has the right to obtain additional shares of common stock within 60 days from ____________, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(2)<F2>  Includes 350,000 shares issuable upon the exercise of stock options.

CHANGES OF CONTROL

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our current shareholders to sell or transfer all or a portion of their common stock and/or resign from their positions as our officers and/or directors. The resulting change in control of us could result in removal of the current management, and a corresponding reduction in or elimination of their participation in our future affairs.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of the information and belief of our present management, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or has had any material interest, director or indirect, in any transaction, within the two years prior to the date of this report, or in any proposed transaction which has materially affected or will materially affect us. Management believes the following transactions are as fair to us and similar to terms that could be obtained from unrelated third parties.

OFFICE SHARING

We share office space with a number of other companies and are charged for office rental and administrative expenses on a proportional basis. During 2000, we paid $14,371 of administrative expenses to Alexander Cox and Company, a private company that is controlled by our officer and director, Byron Cox. Administrative expenses include, among other things, telephone, secretarial services, and other office expenses.

STADNYK CONSULTING AGREEMENT

On March 15, 1999, we entered into a consulting agreement with David Stadnyk, who was our former director, president, and secretary and who is a shareholder, for services as a public relations and business consultant. We paid a retainer of $25,000 and issued 500,000 common shares of our stock to him as compensation for these services. In addition, we granted him the option to purchase 500,000 shares of our common stock at $0.05 per share and the option to purchase an additional 500,000 shares of our common stock at $0.15 per share. These options expired without being exercised in March 2000. The agreement was for a period of twelve months.

PRAXIS PHARMACEUTICALS LICENSING AGREEMENT

On May 11, 1999, we entered into an agreement with Praxis Pharmaceuticals, effective September 30, 1999, to acquire an exclusive license to make, use, and sell pharmaceutical products and processes relating to arthritis and dermal wrinkles. We agreed to pay $250,000 for research on the products, issue 2,600,000 shares of our common stock, and pay a royalty equal to 35% of the net proceeds earned from sales of products sold under the terms of this agreement. David Stadnyk was an officer and director of Praxis Pharmaceuticals at the time of the agreement. We issued the 2,600,000 shares of our common stock, but we paid only $162,500 of the research funding. As of February 28, 2001, we terminated the agreement with Praxis. Under the termination agreement, Praxis will retain the 2,600,000 shares of our common stock and has agreed to pay us 30% of the net revenues from sales of the two applications in the field of use up to maximum of $250,000 over the first three years of sales.

AMOUNTS OWED TO RELATED PARTIES

At December 31, 2000, we owed a total of $111,012 to related parties for advances made to us on an unsecured basis. There are no fixed terms of interest or repayment.


NAME OF PARTY                            RELATIONSHIP TO US                                         AMOUNT OWED

David Stadnyk                            shareholder and former officer and director                     $84,081
Alexander Cox & Co. Ltd.                 company controlled by Byron Cox                                 $22,931
Ray J. Meadows                           shareholder                                                     $ 4,000

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits:

   REGULATION                                                                                        CONSECUTIVE
   S-B NUMBER                                         EXHIBIT                                        PAGE NUMBER
       3.1         Articles of Incorporation, as amended (1)<F1>                                         N/A

       3.2         Bylaws (1)<F1>                                                                        N/A

      10.1         Research, Development and License Agreement with Praxis Pharmaceuticals,              N/A
                   Inc. dated May 11, 1999 (1)<F1>

      10.2         Termination of License and Research & Development Agreement dated February            N/A
                   28, 2001 between Praxis Pharmaceuticals, Inc. and Fairchild International
                   Inc. (2)<F2>

---------------------------

(1)<F1>  Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10-SB filed with the Commission, file no. 0-28305.
(2)<F2>  Incorporated by reference to the exhibits previously filed with the Company's Current Report on Form 8-K dated February 28, 2001, file no. 0-28305.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FAIRCHILD INTERNATIONAL CORPORATION



Dated: April 16, 2001                   By: /s/ Byron Cox
                                           ------------------------------------
                                           Byron Cox, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                      DATE

                                                     President, Secretary, Treasurer and
                                                     Director (Principal Executive,
/s/ Byron Cox                                        Financial, and Accounting Officer)         April 16, 2001
--------------------------------------------
Byron Cox

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                           STEELE & CO.*
                   CHARTERED ACCOUNTANTS
*Representing incorporated professionals
                               SUITE 808      TELEPHONE:   (604) 687-8808
                808 WEST HASTINGS STREET      TELEFAX:     (604) 687-2702
         VANCOUVER, B.C., CANADA V6C 1C8      EMAIL:       EMAIL@STEELE-CO.CA



                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF
FAIRCHILD INTERNATIONAL CORPORATION



We have audited the accompanying balance sheets of Fairchild International Corporation (a development stage company) as of December 31, 2000 and 1999 and the statements of operations and deficit, changes in stockholders' equity and cash flow for the years ended December 31, 2000, 1999 and 1998 and cumulative to December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairchild International Corporation as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 and cumulative to December 31, 2000 in conformity with U.S. generally accepted accounting principles consistently applied.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has suffered losses from operations, has a net capital deficiency and there is no revenue stream from operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                           /s/STEELE & CO.

Vancouver, Canada                                          "STEELE & CO."
March 19, 2001                                             CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)

                                                               2000            1999
                                                           ------------     ----------
ASSETS
  CURRENT
    CASH                                                   $     4,242      $  36,966
                                                           ============     ==========

LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                       $    18,138      $   8,205
    OWING TO RELATED PARTIES (NOTE 3)                          111,012         61,205
                                                           ------------     ----------
                                                               129,150         69,410
                                                           ------------     ----------

STOCKHOLDERS' EQUITY
  SHARE CAPITAL (NOTE 4)
    AUTHORIZED
      50,000,000 COMMON SHARES WITH A PAR VALUE OF $.001
                 PER  SHARE
      1,000,000  PREFERRED SHARES WITH A PAR VALUE OF
                 $.01 PER SHARE
    ISSUED
      10,988,210 COMMON SHARES                                 894,769        894,769
  DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE                                   (1,019,677)      (927,213)
                                                           ------------     ----------
  TOTAL STOCKHOLDERS' EQUITY                                  (124,908)       (32,444)
                                                           ------------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     4,242      $  36,966
                                                           ============     ==========


  APPROVED BY THE DIRECTOR


        "BYRON COX"
-------------------------------------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF OPERATIONS AND DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (EXPRESSED IN U.S. DOLLARS)

                                       CUMULATIVE
                                           TO
                                      DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                          2000             2000             1999             1998
                                      ------------     ------------     ------------     ------------
EXPENSES
  ADVERTISING                         $     9,008      $         -      $         -      $     5,517
  BANK CHARGES AND
    FOREIGN EXCHANGE                       12,886              821            1,936            9,631
  CONSULTING                               39,267                -           15,391            7,194
  OFFICE, RENT AND
    SECRETARIAL                            39,052           19,896           12,473            2,891
  PROFESSIONAL FEES                        89,290           12,835           52,145           12,964
  PROMOTION AND TRAVEL                    361,135           36,095          104,341          202,302
  RELATED PARTY
    ADMINISTRATION                        123,493           14,371           63,136           32,349
    CONSULTING                             50,000                -           50,000                -
  RESEARCH AND
    DEVELOPMENT AND
    LICENSE FEES (NOTE 2)                 163,520            5,020          158,500                -
  SHAREHOLDER
    INFORMATION                            20,304            2,282            7,563            2,255
  TELEPHONE                                 3,440              246            1,853              849
  TRANSFER AGENT FEES                       8,655              898            3,599            3,366
                                      ------------     ------------     ------------     ------------
                                          920,050           92,464          470,937          279,318
MINERAL INTERESTS AND
  EXPLORATION COSTS                        99,627                -                -           46,296
                                      ------------     ------------     ------------     ------------
NET LOSS FOR THE PERIOD
  (NOTE 5)                            $ 1,019,677           92,464          470,937          325,614
                                      ============     ------------     ------------     ------------
DEFICIT BEGINNING OF THE YEAR                              927,213          456,276          130,662
                                                       ------------     ------------     ------------
DEFICIT END OF THE YEAR                                $ 1,019,677      $   927,213      $   456,276
                                                       ============     ============     ============
BASIC LOSS PER SHARE                                   $       .01      $       .03      $       .05
                                                       ============     ============     ============
    PRE STOCK SPLITS                                                    $       .03      $       .05
                                                                        ============     ============
    POST STOCK SPLITS                                  $       .01      $       .06      $       .10
                                                       ============     ============     ============

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING
    PRE STOCK SPLITS                                    21,976,420       14,643,086        6,358,643
                                                       ============     ============     ============

    POST STOCK SPLITS                                   10,988,210        7,321,543        3,179,322
                                                       ============     ============     ============





    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (EXPRESSED IN U.S. DOLLARS)


                                                                                               TOTAL
                                   COMMON STOCK             CAPITAL IN                         STOCK-
                                                             EXCESS OF                        HOLDERS'
                               SHARES          AMOUNT        PAR VALUE         DEFICIT         EQUITY
                           -------------   -------------   -------------   -------------   -------------
STOCKHOLDERS' EQUITY AT
  DECEMBER 31, 1997        $  5,959,722    $      5,960    $    143,151    $   (130,662)   $     18,449
ISSUED FOR CASH
  @ $.05/SHARE                  300,000             300          14,700               -          15,000
  @ $.11/SHARE                  454,545             455          49,545               -          50,000
ISSUED FOR SERVICES
  @ $.112/SHARE                 500,000             500          55,500               -          56,000
  @ $.22/SHARE                  562,080             562               -         123,658         123,096
                           -------------   -------------   -------------   -------------   -------------
                              7,776,347           7,777         385,992        (130,662)        263,107
NET LOSS FOR THE YEAR                 -               -               -        (325,614)       (325,614)
                           -------------   -------------   -------------   -------------   -------------
STOCKHOLDERS' EQUITY AT
  DECEMBER 31, 1998           7,776,347           7,777         385,992        (456,276)        (62,507)
STOCK SPLIT
  1 NEW FOR 20 OLD           (7,387,526)              -               -               -               -
                           -------------   -------------   -------------   -------------   -------------
                                388,821           7,777         385,992        (456,276)        (62,507)
ISSUED FOR CASH
  @ $.50/SHARE                  300,000             300         149,700               -         150,000
  @ $3.00/SHARE                 100,000             100         299,900               -         300,000
ISSUED FOR SERVICES
  @ $.50/SHARE                   50,000              50          24,950               -          25,000
                           -------------   -------------   -------------   -------------   -------------
                                838,821           8,227         860,542        (456,276)        412,493

 STOCK SPLIT
 10 NEW FOR 1 OLD             7,549,389               -               -               -               -
                           -------------   -------------   -------------   -------------   -------------
                              8,388,210           8,227         860,542        (456,276)        412,493

ISSUED FOR LICENSE
  2,600,000 @ $.01/SHARE      2,600,000           2,600          23,400               -          26,000
                           -------------   -------------   -------------   -------------   -------------
                             10,988,210          10,827         883,942        (456,276)        438,493
NET LOSS FOR THE YEAR                 -               -               -        (470,937)       (470,937)
                           -------------   -------------   -------------   -------------   -------------
STOCKHOLDERS' EQUITY AT
  DECEMBER 31, 1999          10,988,210          10,827         883,942        (927,213)        (32,444)
                           -------------   -------------   -------------   -------------   -------------
NET LOSS FOR THE YEAR                 -               -               -         (92,464)        (92,464)
                           -------------   -------------   -------------   -------------   -------------
STOCKHOLDERS' EQUITY AT
  DECEMBER 31, 2000        $ 10,988,210    $     10,827    $    883,942    $ (1,019,677)   $   (124,908)
                           =============   =============   =============   =============   =============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                           (EXPRESSED IN U.S. DOLLARS)


                                            CUMULATIVE
                                                TO
                                             DECEMBER 31              YEAR ENDED DECEMBER 31,
                                                2000            2000            1999            1998
                                           -------------   -------------   -------------   -------------
CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
    NET LOSS FOR THE PERIOD                $ (1,019,677)   $    (92,464)   $   (470,937)   $   (325,614)

    NON-CASH ITEM
      ISSUE OF SHARES FOR SERVICES,
        MINERAL INTERESTS, RESEARCH
        AND DEVELOPMENT AND LICENSES            236,858               -          51,000         179,658
    CHANGE IN NON-CASH OPERATING ITEM
      ACCOUNTS PAYABLE                           18,138           9,933             855           2,428
                                           -------------   -------------   -------------   -------------
                                               (764,681)        (82,531)       (419,082)       (143,528)
                                           -------------   -------------   -------------   -------------
FINANCING ACTIVITIES
  OWING TO RELATED PARTIES                      111,012          49,807           5,453          11,008
  SHARE CAPITAL ISSUED
    FOR CASH                                    657,911               -         450,000         157,911
  SHARE SUBSCRIPTIONS                                 -               -               -         (92,911)
                                           -------------   -------------   -------------   -------------
                                                768,923          49,807         455,453          76,008
                                           -------------   -------------   -------------   -------------
CHANGE IN CASH FOR THE PERIOD              $      4,242         (32,724)         36,371         (67,520)
                                           =============
CASH BEGINNING OF THE YEAR                                       36,966             595          68,115
                                                           -------------   -------------   -------------
CASH END OF THE YEAR                                       $      4,242    $     36,966    $       595
                                                           =============   =============   =============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)



1.  ACCOUNTING POLICIES

    a.  Incorporation and Basis of Presentation

        The Company was incorporated in the State of Nevada, U.S.A. on June 20, 1997. These financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States.

    b.  Estimates and Fair Values

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates. The financial instruments which are reported as assets and liabilities, both recognized and unrecognized, are carried at amounts which approximate fair values.

    c.  Foreign Currency

        Transactions in foreign currency are translated at rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at the rate of exchange prevailing at the year end. Exchange gains and losses from foreign currency translation adjustments are included in current costs.

    d.  Incentive Stock Options

        The Company grants to its director and consultants incentive stock options to acquire a fixed number of shares in the Company, subject to regulatory guidelines. The options are exercisable upon issue and have fixed exercise prices and expiry dates. Compensation expense is not recognized unless the exercise price of an option is less than the quoted market value of the stock on the grant date. Any consideration received on the exercise of options is credited to share capital.

    e.  Income Taxes

        The Company accounts for income taxes whereby the cost (benefit) of current and future income taxes is recognized as income tax expense in the determination of results of operations for the period. Future income tax liabilities (assets) are the amount of income taxes arising from taxable temporary differences between the tax bases of an asset or liability and its carrying amount in the balance sheet. Income tax liabilities and assets are recognized when they are more likely than not to be realized and are measured using the income tax rates and laws that are expected to apply at the time of settlement or realization.

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)




2.  GOING CONCERN CONSIDERATIONS AND LICENSE TERMINATION

    As of December 31, 2000, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $92,464, $470,937 and $325,614 for the fiscal years ended December 31, 2000, 1999 and 1998 respectively and had net capital deficiencies of $124,908 as of December 31, 2000 and $32,444 as of December 31, 1999.

    The Company entered into a Research, Development and License Agreement in 1999 to acquire an exclusive license to make, use and sell pharmaceutical products and processes relating to arthritis and dermal wrinkles. The Company issued 2,600,000 common shares and paid $137,520 of its total research and development funding obligation of $250,000 as consideration for the license.

    On February 28, 2001, the parties terminated the Research, Development and License Agreement. As consideration for efforts made, shares issued and cash paid, the Company is entitled to a 30% net revenue royalty from licensed products to a maximum of $250,000 during the first three years of product sales.

3.  RELATED PARTY TRANSACTIONS

    The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Accounts with companies with common management and directorships, management, directors and a stockholder are unsecured with no fixed terms of interest or repayment. Fees paid to related parties during the three fiscal periods ended December 31 are:


                                                     2000          1999         1998
                                                     ----          ----         ----
      Administration expenses paid to a
        company controlled by a director            $14,371      $ 31,896      $21,879
      Administration fees paid to a director
        and former director                               -        31,240       10,470
      Consulting fees paid to a former director           -        50,000           -
                                                    -------      --------      -------
                                                    $14,371      $113,136      $32,349
                                                    =======      ========      =======

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)




4.  SHARE CAPITAL

    a.  Authorized

          50,000,000 Common shares with a par value of $.001 per share
           1,000,000 Preferred shares with a par value of $.01 per share

    b.  Common Shares Issued

                                                    Price per
                                                      SHARE        SHARES       CONSIDERATION

        Balance at December 31, 1997                             5,620,000        $ 56,200
        For cash                                     $ .05         300,000          15,000
        For cash                                     $ .11         454,545          50,000
        For cash (subscribed in prior year)          $ .20         256,500          51,300
        For cash (subscribed in prior year)          $ .50          83,222          41,611
        For services                                 $ .112        500,000          56,000
        For services                                 $ .22         562,080         123,658
                                                                ----------         -------
        Balance at December 31, 1998                             7,776,347        $393,769
                                                                ==========        ========
        Stock split
        1 new share for 20 old shares                              388,821        $393,769
        Issued during the year
        For cash                                     $ .50         300,000         150,000
        For cash                                     $3.00         100,000         300,000
        For services                                 $ .50          50,000          25,000
                                                                ----------        --------
                                                                   838,821        $868,769
                                                                ==========        ========
        Stock split
        10 new shares for 1 old share                            8,388,210        $868,769
        Issued for license acquisition               $ .01       2,600,000          26,000
                                                                ----------        --------

        Balance at December 31, 2000 and 1999                   10,988,210        $894,769
                                                                ==========        ========

    c.  Incentive Stock Options

        The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in the financial statements.

        On February 26, 2001, the Company granted incentive stock options, exercisable as follows:

            1,900,000 common shares @ $.09 per share to February 26, 2002.

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        NOTES TO THE FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)




5.  INCOME TAXES

    No income taxes were payable by the Company for the three fiscal periods ended December 31, 2000.

    The Company has incurred operating losses of approximately $854,000 which are available to reduce future years' taxable income. No future benefits have been recognized in the accounts. The availability of these losses is as follows:

      Until 2012                                    $       128,000
      Until 2018                                    $       315,000
      Until 2019                                    $       321,000
      Until 2020                                    $        90,000