Form 10QSB
period 2001-03-31
FAIRCHILD INTERNATIONAL CORP
filed 2001-05-21
CIK 1096550

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______________ to _______________


                         Commission file number 0-28305


                       FAIRCHILD INTERNATIONAL CORPORATION
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                              91-1880015
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


    595 HORNBY STREET, SUITE 600, VANCOUVER, BRITISH COLUMBIA, V6C 1A4 CANADA
                    (Address of principal executive offices)


                                 (604) 646-5614
                           (Issuer's telephone number)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
            10,988,210 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 MARCH 31, 2001


 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                      FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2001


                           (EXPRESSED IN U.S. DOLLARS)




                                    UNAUDITED

                   STEELE & CO.*
           CHARTERED ACCOUNTANTS
*Representing incorporated professionals
                       SUITE 808      TELEPHONE:   (604) 687-8808
        808 WEST HASTINGS STREET      TELEFAX:     (604) 687-2702
 VANCOUVER, B.C., CANADA V6C 1C8      EMAIL:       email@steele-co.ca




                         INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS OF
FAIRCHILD INTERNATIONAL CORPORATION
 (A DEVELOPMENT STAGE COMPANY)



We have reviewed the accompanying balance sheet of Fairchild International Corporation (a development stage company) as of March 31, 2001 and the related interim statements of operations and deficit and cash flow for the three months ended March 31, 2001 and 2000 and cumulative to March 31, 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Fairchild International Corporation as of December 31, 2000 and the related statements of operations and deficit and cash flow for the year then ended (not presented herein); and in our report dated March 19, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.



Vancouver, Canada                                         "STEELE & CO."
May 14, 2001                                              CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)




                                                                                      MARCH 31,           DECEMBER 31,
                                                                                        2001                  2000
                                                                                        ----                  ----

ASSETS
  CURRENT
    CASH                                                                       $          2,818        $        4,242
                                                                               =================       ===============
LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                                           $         17,816        $       18,138
    OWING TO RELATED PARTIES                                                            111,012               111,012
                                                                               -----------------       ---------------
                                                                                        128,828               129,150
                                                                               -----------------       ---------------
SUBSEQUENT EVENT (NOTE 4)
STOCKHOLDERS' EQUITY
  SHARE CAPITAL (NOTE 3)
    AUTHORIZED
         50,000,000 COMMON SHARES WITH A PAR VALUE OF $.001 PER  SHARE
          1,000,000 PREFERRED SHARES WITH A PAR VALUE OF
               $.01 PER SHARE
    ISSUED
         10,988,210 COMMON SHARES                                                       894,769               894,769
  DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE                                                             (1,020,779)           (1,019,677)
                                                                               -----------------       ---------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                                (126,010)             (124,908)
                                                                               -----------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $          2,818        $        4,242
                                                                               =================       ===============

APPROVED BY THE DIRECTOR

   /s/   Robert Grace
----------------------------




                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS AND DEFICIT

               FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND 2000
                        AND CUMULATIVE TO MARCH 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)


                                                              CUMULATIVE TO               THREE MONTHS ENDED
                                                                MARCH 31,             MARCH 31,           MARCH 31,
                                                                  2001                  2001                2000
                                                              -------------         -------------       ------------

EXPENSES
  ADVERTISING                                                 $       9,008         $         -         $          -
  BANK CHARGES AND FOREIGN EXCHANGE                                  13,087                 201                   43
  CONSULTING                                                         39,267                   -                    -
  OFFICE, RENT AND SECRETARIAL                                       37,805              (1,247)               5,884
  PROFESSIONAL FEES                                                  91,883               2,593                1,728
  PROMOTION AND TRAVEL                                              361,135                   -                6,000
  RELATED PARTY
    ADMINISTRATION                                                  123,493                   -               10,733
    CONSULTING                                                       50,000                   -                    -
  RESEARCH AND DEVELOPMENT                                          163,520                   -                5,020
   AND LICENSE FEES (NOTE 2)
  SHAREHOLDER INFORMATION                                            20,304                   -                1,747
  TELEPHONE                                                           2,995                (445)                 246
  TRANSFER AGENT FEES                                                 8,655                   -                    -
                                                              -------------         ------------        ------------
                                                                    921,152               1,102               31,401
MINERAL INTERESTS
 AND EXPLORATION COSTS                                               99,627                   -                    -
                                                              -------------         ------------        ------------
NET LOSS FOR THE PERIOD                                           1,020,779               1,102               31,401
                                                              =============
DEFICIT BEGINNING OF THE PERIOD                                                       1,019,677              927,213
                                                                                    ------------        ------------
DEFICIT END OF THE PERIOD                                                           $ 1,020,779         $    958,614
                                                                                    ============        ============
BASIC LOSS PER SHARE                                                                $       .01         $        .01
                                                                                    ============        ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                                           10,988,210           10,988,210
                                                                                    ============        ============




                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOW

               FOR THE THREE-MONTHS ENDED MARCH 31, 2001 AND 2000
                        AND CUMULATIVE TO MARCH 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)

                                                              CUMULATIVE TO                THREE MONTHS ENDED
                                                                MARCH 31,             MARCH 31,           MARCH 31,
                                                                  2001                  2001                2000
                                                             ---------------         ----------          -----------

CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
    NET LOSS FOR THE PERIOD                                  $   (1,020,779)         $   (1,102)         $   (31,401)
    NON-CASH ITEM
      ISSUE OF SHARES FOR SERVICES
       AND MINERAL INTEREST                                         236,858                   -                    -
    CHANGE IN NON-CASH
     OPERATING ITEM
      ACCOUNTS PAYABLE                                               17,816                (322)                (379)
                                                             ---------------         -----------         ------------
                                                                   (766,105)             (1,424)             (31,780)
                                                             ---------------         -----------         ------------
  FINANCING ACTIVITIES
    OWING TO RELATED PARTIES                                        111,012                   -                    -
    SHARE CAPITAL ISSUED FOR CASH                                   657,911                   -                    -
                                                                    768,923                   -                    -
CHANGE IN CASH FOR THE PERIOD                                         2,818              (1,424)             (31,780)
CASH BEGINNING OF THE PERIOD                                              -               4,242               36,966
                                                             ---------------         -----------         ------------
CASH END OF THE PERIOD                                       $        2,818          $    2,818          $     5,186
                                                             ===============         ===========         ============






                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)



1.      BASIS OF PRESENTATION

        These interim financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2000 and included with Fairchild International Corporation's annual report Form 10-K. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the three-month periods ended March 31, 2001 and 2000. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.      GOING CONCERN CONSIDERATIONS AND LICENSE TERMINATION

        As of March 31, 2001, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $1,102 and $92,464 for the three-month period ended March 31, 2001 and fiscal year ended December 31, 2000 respectively and had net capital deficiencies of $126,010 as of March 31, 2001 and $124,908 as of December 31, 2000.

        The Company entered into a Research, Development and License Agreement in 1999 to acquire an exclusive license to make, use and sell pharmaceutical products and processes relating to arthritis and dermal wrinkles. The parties terminated the Agreement in 2001. As consideration for efforts made, shares issued and cash paid, the Company is entitled to a 30% net revenue royalty from licensed products to a maximum of $250,000 during the first three years of product sales.



                                   UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)



3.      SHARE CAPITAL

        a.     Authorized

                 50,000,000 Common shares with a par value of $.001 per share
                  1,000,000 Preferred shares with a par value of $.01 per share

        b.     Issued and Paid In Capital                                             SHARES       CONSIDERATION
                                                                                      ------       -------------
               Common Shares
                 Balance at March 31, 2001 and December 31, 2000                    10,988,210     $    894,769
                                                                                    ==========     =============

        c.     Incentive Stock Options

               The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in the financial statements.

               The Company granted incentive stock options in 2001, exercisable as follows:

                  1,900,000 Common shares @ $.09 per share to February 25, 2002

4.      SUBSEQUENT EVENT

        On April 12, 2001, the Company entered into an agreement to acquire a 100% interest in a mineral property comprised of approximately 92,000 hectares (special exploration permit #2001-10) known as Fox River Sill, located in Manitoba, Canada. The consideration payable at prescribed intervals is as follows:

                    - $30,000 in cash (paid $10,000);
                    - 400,000 in shares of common stock; and
                    - exploration expenditure commitments aggregating $317,200
                      (Canadian $500,000) by May 1, 2004.



                                    UNAUDITED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for Fairchild International Corporation (the "Company") should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL AND PLAN OF OPERATION

The Company had been engaged in the pharmaceutical business, having entered into a licensing agreement to acquire an exclusive license to make, use and sell pharmaceutical products and processes relating to arthritis and dermal wrinkles. As of February 28, 2001, the licensing agreement was terminated and the Company was searching for another business opportunity.

As of April 12, 2001, the Company entered into an agreement with Hunter Exploration Group to acquire a 100% interest in certain lands encompassed by a Special Exploration Permit, located in Northern Manitoba, Canada. The Company is to pay a total of US$30,000 in cash and issue 400,000 shares of its common stock. In addition, the Company is responsible for a deposit with the Province of Manitoba for the exploration permit and fulfilling work commitment obligations on the property totaling Cdn$500,000 through May 1, 2004. The property is subject to a 2% net smelter royalty and a 2% gross overriding royalty on diamond production. The Company plans to conduct exploration activities to the extent that it can obtain the necessary cash to do so.

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the three months ended March 31, 2001 was $1,102 as compared to $31,401 during the comparable three-month period in 2000. The decrease in the net loss is due primarily to the reduction in the level of the Company's operations. No licensing fees were incurred in the 2001 period, as compared to $5,020 during the quarter ended March 31, 2000. Also, related party administration charges decreased from $10,733 in 2000 to nil in 2001, as did promotion and travel expenses ($6,000 in 2000 as compared to nil in 2001). Office, rent and secretarial expenses decreased from $5,884 in 2000 to a credit of $1,247 in 2001.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,020,779 at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private sale of its securities and loans from related parties. Through March 31, 2001, the Company has sold stock for cash of $657,911 and borrowed $111,012.

At March 31, 2001, the Company's working capital deficiency was $126,010, as compared to a deficiency of $124,908 at December 31, 2000. The decrease in working capital was due primarily to the loss for the three-month period.

The Company will be dependent upon proceeds from the sale of securities for the near future. Further, substantial funds will be required to conduct exploration activities before the Company can determine if the mineral property interest has sufficient potential for development. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could cause it to lose the mineral property interest and any work conducted and/or payments made on the property.

GOING CONCERN

The notes to the financial statements include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company has suffered losses from operations, and requires additional financing. Ultimately, the Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to acquire the mineral property interest, carry out adequate exploration activities, or engage in development activities, if warranted. Even if the Company were able to ever develop the mineral property, there is no assurance that it would be able to attain profitable operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2000, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the mining industry; (5) required accounting changes; (6) disputes or claims regarding the Company's property interest; and (7) other factors over which the Company has little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES

         Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)       EXHIBITS


   REGULATION                                                                                         CONSECUTIVE
   S-B NUMBER                                             EXHIBIT                                     PAGE NUMBER

      10.1       Termination of License and Research & Development Agreement dated February 28,           N/A
                 2001 between Praxis Pharmaceuticals, Inc. and Fairchild International Inc. (1)<F1>

      10.2       Letter of Agreement with Hunter Exploration Group dated April 12, 2001 (2)<F2>           N/A

---------------------------

(1)<F1>    Incorporated by reference to the exhibits previously filed with the Company's
           Current Report on Form 8-K dated February 28, 2001, File No. 0-28305.

(2)<F2>    Incorporated by reference to the exhibits  previously filed with the Company's
           Current Report on Form 8-K dated April 12, 2001, File No. 0-28305.

         B)       REPORTS ON FORM 8-K:  None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FAIRCHILD INTERNATIONAL CORPORATION
                                    (Registrant)


Date:   May 18, 2001                By:      /s/ Byron Cox
                                       --------------------------------------
                                         Byron Cox, Secretary
                                         (Principal financial officer)