Form 10QSB
period 2001-06-30
FAIRCHILD INTERNATIONAL CORP
filed 2001-08-20
CIK 1096550

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT
         For the transition period from __________________ to _______________


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


              State the number of shares outstanding of each of the
       issuer's classes of common equity, as of the last practicable date:
            13,028,546 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                  JUNE 30, 2001


   Transitional Small Business Disclosure Format (check one); Yes    No  X

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2001


                           (EXPRESSED IN U.S. DOLLARS)




                                    UNAUDITED







                                                                   STEELE & CO.
                                                          CHARTERED ACCOUNTANTS

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
VANCOUVER, B.C., CANADA V6C 1C8         EMAIL:         EMAIL@STEELE-CO.CA





                         INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS OF
FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)



We have reviewed the accompanying balance sheet of Fairchild International Corporation (a development stage company) as of June 30, 2001 and the related interim statements of operations and deficit and cash flow for the six months ended June 30, 2001 and 2000 and cumulative to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet of Fairchild International Corporation as of December 31, 2000 and the related statements of operations and deficit and cash flow for the year then ended (not presented herein); and in our report dated March 19, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.



Vancouver, Canada                                                "STEELE & CO."
August 7, 2001                                            CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                                                      JUNE 30,          DECEMBER 31,
                                                                        2001                2000
                                                                        ----                ----
ASSETS

  CURRENT
    CASH                                                            $     5,878         $     4,242
                                                                    ============        ============

LIABILITIES

  CURRENT

    ACCOUNTS PAYABLE                                                $    36,122         $    18,138
    OWING TO RELATED PARTIES                                            238,850             111,012
                                                                    ------------        ------------

                                                                        274,972             129,150
                                                                    ------------        ------------
SUBSEQUENT EVENT (NOTE 4)

STOCKHOLDERS' EQUITY

  SHARE CAPITAL (NOTE 3)

    AUTHORIZED
        50,000,000 COMMON SHARES WITH A PAR VALUE OF $.001
                   PER  SHARE
         1,000,000 PREFERRED SHARES WITH A PAR VALUE OF
                   $.01 PER SHARE

    ISSUED
        13,028,546 COMMON SHARES                                      1,067,592             894,769

  DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE                                            (1,336,686)         (1,019,677)
                                                                    ------------        ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (269,094)           (124,908)
                                                                    ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     5,878         $     4,242
                                                                    ============        ============


APPROVED BY THE DIRECTOR

        "ROBERT GRACE"
------------------------


                                                                   STEELE & CO.
                                                          CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS AND DEFICIT

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                         AND CUMULATIVE TO JUNE 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)



                                            CUMULATIVE TO         SIX MONTHS ENDED
                                               JUNE 30,       JUNE 30,         JUNE 30,
                                                 2001            2000            2000
                                             -----------     -----------     -----------

OPERATIONS

  OIL AND GAS INTERESTS                      $   65,000      $   65,000      $        -
  MINERAL INTERESTS                             171,249          71,622               -
  RESEARCH AND DEVELOPMENT
   AND LICENSE FEES (NOTE 2)                    163,520               -           5,020
  ADVERTISING                                     9,008               -               -
  BANK CHARGES AND FOREIGN EXCHANGE              13,558             672             374
  CONSULTING                                     39,267               -               -
  OFFICE, RENT AND SECRETARIAL                   46,216           3,724           6,953
  PROFESSIONAL FEES                             110,846          21,556           6,793
  PROMOTION AND TRAVEL                          503,618         142,483           6,000
  RELATED PARTY
    ADMINISTRATION                              135,445          11,952          12,733
    CONSULTING                                   50,000               -               -
  SHAREHOLDER INFORMATION                        20,304               -           1,972
  TRANSFER AGENT FEES                             8,655               -               -
                                             -----------     -----------     -----------

NET LOSS FOR THE PERIOD                      $1,336,686         317,009          39,845
                                             ===========

DEFICIT BEGINNING OF THE PERIOD                               1,019,677         927,213
                                                             -----------     -----------

DEFICIT END OF THE PERIOD                                    $1,336,686      $  967,058
                                                             ===========     ===========



BASIC LOSS PER SHARE                                         $      .03      $      .01
                                                             ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                   11,338,266      10,988,210
                                                             ===========     ===========






                                    UNAUDITED

                                                                   STEELE & CO.
                                                          CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOW

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                         AND CUMULATIVE TO JUNE 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)

                                            CUMULATIVE TO         SIX MONTHS ENDED
                                               JUNE 30,       JUNE 30,         JUNE 30,
                                                 2001            2000            2000
                                            ------------     -----------     -----------

CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES

    NET LOSS FOR THE PERIOD                 $(1,336,686)     $ (317,009)     $  (39,845)

    NON-CASH ITEM
      ISSUE OF SHARES FOR SERVICES
       AND MINERAL INTEREST                     355,681         118,823               -

    CHANGE IN NON-CASH OPERATING ITEM
      ACCOUNTS PAYABLE                           36,122          17,984           2,985
                                            ------------     -----------     -----------

                                               (944,883)       (180,202)        (36,860)
                                            ------------     -----------     -----------

  FINANCING ACTIVITIES

    OWING TO RELATED PARTIES                    238,850         127,838               -
    SHARE CAPITAL ISSUED FOR CASH               711,911          54,000               -
                                            ------------     -----------     -----------

                                                950,761         181,838               -
                                            ------------     -----------     -----------

CHANGE IN CASH FOR THE PERIOD                     5,878           1,636         (36,860)

CASH BEGINNING OF THE PERIOD                          -           4,242          36,966
                                            ------------     -----------     -----------

CASH END OF THE PERIOD                      $     5,878      $    5,878      $      106
                                            ============     ===========     ===========








                                    UNAUDITED

                                                                   STEELE & CO.
                                                          CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)


1.   BASIS OF PRESENTATION

     These interim financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2000 and included with Fairchild International Corporation's annual report Form 10-K. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the six month periods ended June 30, 2001 and 2000. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.   GOING CONCERN CONSIDERATIONS AND LICENSE TERMINATION

     As of June 30, 2001, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $317,009 and $92,464 for the six month period ended June 30, 2001 and fiscal year ended December 31, 2000 respectively and had net capital deficiencies of $269,094 as of June 30, 2001 and $124,908 as of December 31, 2000.

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

3.   SHARE CAPITAL

     a.  Authorized

               50,000,000 Common shares with a par value of $.001 per share
                1,000,000 Preferred shares with a par value of $.01 per share






                                    UNAUDITED

                                                                   STEELE & CO.
                                                          CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)


3.   SHARE CAPITAL (CONTINUED)


                                              PRICE PER
     b.  Issued and Paid In Capital             SHARE                  SHARES      CONSIDERATION
                                                -----                  ------      -------------
              Balance at December 31, 2000                           10,988,210     $  894,769


                  For cash - stock options     $    .09                 600,000         54,000
                  For mineral interests        $    .16                 200,000         32,000
                  For mineral interests        $    .07                 400,000         28,000
                  For services                 $    .07                 840,336         58,823
                                                                     ----------     ----------
              Balance June 30, 2001                                  13,028,546     $1,067,592
                                                                     ==========     ==========

         In June, 2001, the Company issued 100,000 shares in error to a director for no consideration. Subsequent the period end, the director exercised pre-existing incentive stock options at $.09 per share in settlement of the error.

     c.  Incentive Stock Options

         The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in the financial statements.

         The Company has granted incentive stock options, exercisable as follows:

     OUTSTANDING                                             OUTSTANDING
     DECEMBER 31,                                              JUNE 30,
        2000               ISSUED             EXERCISED          2001          TERMS

             -           1,900,000           (600,000)         1,300,000       $.09 to February 26, 2002
             -             900,000                  -            900,000       $.073 to May 23, 2004
    ----------           ---------           ---------         ---------
             -           2,800,000           (600,000)         2,200,000
    ==========           =========           =========         =========

         Subsequent to the period end, options were granted to acquire:

                  600,000 shares @ $.09 to July 9, 2004
                  650,000 shares @ $.09 to July 23, 2004

         Subsequent to the period end, options were exercised to acquire 900,000 shares at $.09 and 260,000 shares at $.073.


                                                                   STEELE & CO.
                                                          CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)




4.       RESOURCE INTERESTS

     a.  Mineral Interests - Manitoba, Canada

         The Company entered into an agreement to acquire a 100% interest in certain lands encompassed by a Special Exploration Permit, located in Northern Manitoba, Canada. The Company is to pay a total of U.S. $30,000 in cash ($10,000 paid) and issue 400,000 shares of its common stock (200,000 issued). In addition, the Company is responsible for a deposit with the Province of Manitoba of Cdn. $46,000 for the exploration permit and fulfilling work commitment obligations on the property totalling Cdn. $500,000 through May 1, 2004.

         A second agreement includes an "Initial Option Agreement" under which the Company paid Cdn. $2,500 and issued 400,000 shares. The Company now has an option to acquire a 100% undivided interest in and to the Makakaysip Lake Exploration Permit 182 by paying fees totalling Cdn. $255,000, by issuing 50,000 common shares and by incurring Cdn. $245,000 of allowable Assessment Work on the property.

     b.  Oil and Gas Interests

         The Company has acquired a five percent working interest in a 8.73 acre property in California. The interest was acquired for $65,000 and 300,000 shares (issued subsequent to the year end).













                                    UNAUDITED

                                                                   STEELE & CO.
                                                          CHARTERED ACCOUNTANTS

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

On June 5, 2001, the Company entered into an initial option agreement with Indicator Explorations Ltd. for the right to acquire a 100% interest in the Exploration Permit 182 and Special Exploration Permits 99-6, 2001-4 and 2001-9 located in Northeast Manitoba, Canada. In exchange for the initial option, the Company paid Cdn$2,500 and issued 400,000 shares of common stock. This option will expire on August 15, 2001. If the Company exercises this option, it will be required to enter into a formal agreement, pay a significant amount of money to Indicator and agree to undertake substantial exploration activities. The Company does not have sufficient funds at this time to exercise this option and fulfill the required obligations.

On June 15, 2001, the Company entered into a participation agreement with Brothers Oil and Gas Inc. and Dasher Energy Corp. to acquire a 5% working interest in an oil and gas prospect called the Coalinga Nose Property. The property is located in Fresno County, California, and consists of approximately 8,700 acres. In exchange for this interest, the Company paid Brothers US$50,000 and Dasher US$15,000. The Company also agreed to issue 300,000 shares of common stock to Dasher, and pay 100% of the initial test well to earn a 37% net revenue interest on the initial well, and a 28.125% net revenue interest on all subsequent wells.

To date, the Company has not generated any revenues from mineral exploration, product sales, royalties or license fees. The Company plans to conduct exploration activities to the extent that it can obtain the necessary cash to do so.

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the six months ended June 30, 2001 was $317,009, as compared to $39,845 during the comparable six-month period in 2000. The increase in the net loss is due primarily to the increase in the level of the Company's operations. Promotion and travel expenses were $142,483, as compared to $6,000 for the prior period. Also, in 2001, the Company expended $71,662 and $65,000, respectively, for the acquisition of mineral interests and oil and gas interests. Professional fees increased from $6,793 in 2000 to $21,556 in 2001.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,336,686 at June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private sale of its securities and loans from related parties. Through June 30, 2001, the Company has sold stock for cash of $711,911 and borrowed $238,850 from related parties.

At June 30, 2001, the Company's working capital deficiency was $269,094, as compared to a deficiency of $124,908 at December 31, 2000. The decrease in working capital was due primarily to the loss for the six-month period.

The Company will be dependent upon proceeds from the sale of securities for the near future. Further, substantial funds will be required to conduct exploration activities before the Company can determine if its oil and gas and mineral property interests have sufficient potential for development. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could cause it to lose its property interests and any work conducted and/or payments made on the properties.

GOING CONCERN

The notes to the financial statements include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company has suffered losses from operations, and requires additional financing. Ultimately, the Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to acquire the oil and gas and mineral property interests, carry out adequate exploration activities, or engage in development activities, if warranted. Even if the Company were able to ever develop its property interests, there is no assurance that it would be able to attain profitable operations.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended December 31, 2000, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the natural resources industries; (5) required accounting changes;
(6) disputes or claims regarding the Company's property interests; and (7) other factors over which the Company has little or no control.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES

         In May 2001, the Company issued 200,000 shares of common stock to Hunter Exploration Group for its property interest pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

         In June 2001, the Company issued 840,336 shares of common stock to Corporate Service Providers for services provided by that company pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

         In June 2001, the Company issued 400,000 shares of common stock to Indicator Explorations Ltd. for an initial option to acquire exploration permits pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

         All of the  shares  described  above  were  issued  with a  restrictive
         legend.   No   underwriters   were  used  in   connection   with  these
         transactions.

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

      10.2       Letter of Agreement with Hunter Exploration Group dated April 12, 2001 (2)<F2>         N/A

      99.1       Press release dated June 14, 2001 (3)<F3>                                              N/A

      99.2       Press release dated June 20, 2001 (3)<F3>                                              N/A

      99.3       Press release dated June 21, 2001 (3)<F3>                                              N/A




   REGULATION                                                                                       CONSECUTIVE
   S-B NUMBER                                             EXHIBIT                                   PAGE NUMBER


      99.4       Press release dated June 26, 2001 (3)<F3>                                              N/A
---------------------------

(1)<F1>  Incorporated by reference to the exhibits previously filed with the Company's Current Report on Form 8-K dated February 28, 2001, File No. 0-28305.

(2)<F2>  Incorporated by reference to the exhibits  previously filed with the Company's  Current Report on Form 8-K dated April 12, 2001, File No. 0-28305.

(3)<F3>  Incorporated by reference to the exhibits  previously filed with the Company's  Current Report on Form 8-K dated June 14, 2001, File No. 0-28305.



         B) REPORTS ON FORM 8-K: The following reports on Form 8-K were filed during the period covered by this report:

                  Form 8-K dated April 12, 2001 filed May 3, 2001 - reporting under Item 5 the agreement with Hunter Exploration Group and the appointment of Robert Grace as an officer and director of the Company.

                  Form 8-K dated June 14, 2001 filed June 28, 2001- reporting under Item 5 the information contained in various press releases.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FAIRCHILD INTERNATIONAL CORPORATION
                                         (Registrant)


Date:   August 20, 2001                  By:/S/ ROBERT GRACE
                                            -----------------------------------
                                            Robert Grace, President
                                            (Principal financial and accounting
                                             officer)