Form 10QSB
period 2001-09-30
FAIRCHILD INTERNATIONAL CORP
filed 2001-11-19
CIK 1096550

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________


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


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
            15,588,546 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                               SEPTEMBER 30, 2001


  Transitional Small Business Disclosure Format (check one); Yes [ ]   No [X]

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001


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



We have reviewed the accompanying balance sheet of Fairchild International Corporation (a development stage company) as of September 30, 2001 and the related interim statements of operations and deficit and cash flow for the nine months ended September 30, 2001 and 2000 and cumulative to September 30, 2001. These financial statements are the responsibility of the Company's management.

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



Vancouver, Canada                                           /s/ STEELE & CO.
November 16, 2001                                        CHARTERED ACCOUNTANTS

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)




                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                     2001                   2000
ASSETS

       CURRENT

         CASH                                                                    $     8,097            $     4,242
                                                                                 ============           ============

LIABILITIES

       CURRENT

         ACCOUNTS PAYABLE                                                        $    29,333            $    18,138
         OWING TO RELATED PARTIE                                                     179,947                111,012
                                                                                 ------------           ------------

                                                                                     209,280                129,150
                                                                                 ------------           ------------

STOCKHOLDERS' EQUITY

       SHARE CAPITAL (NOTE 3)

         AUTHORIZED
             50,000,000 COMMON SHARES WITH A PAR VALUE OF $.001
                        PER SHARE
              1,000,000 PREFERRED SHARES WITH A PAR VALUE OF
                        $.01 PER SHARE

         ISSUED
             15,588,546 COMMON SHARES (2000 - 10,988,210)                          1,291,022                894,769

       SHARE SUBSCRIPTIONS (NOTE 3)                                                   47,000                      -
       DEFICIT ACCUMULATED DURING                                                 (1,539,205)            (1,019,677)
        THE DEVELOPMENT STAGE                                                    ------------           ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             (201,183)              (124,908)
                                                                                 ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     8,097            $     4,242
                                                                                 ============           ============



APPROVED BY THE DIRECTOR


-----------------------------------




                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      STATEMENTS OF OPERATIONS AND DEFICIT

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      AND CUMULATIVE TO SEPTEMBER 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)



                                                              CUMULATIVE TO              NINE MONTHS ENDED
                                                              SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                                  2001               2001               2000
OPERATIONS

       OIL AND GAS INTERESTS                                   $  215,663         $  215,663         $        -
       MINERAL INTERESTS                                          171,249             71,622                  -
       RESEARCH AND DEVELOPMENT
        AND LICENSE FEES (NOTE 2)                                 163,520                  -              5,020
       BANK CHARGES AND FOREIGN EXCHANGE                           13,846                960                470
       CONSULTING                                                  57,367             18,100                  -
       OFFICE, RENT AND SECRETARIAL                                54,579             12,087              9,859
       PROFESSIONAL FEES                                          119,748             30,458              7,295
       PROMOTION AND TRAVEL                                       518,952            148,809              6,000
       RELATED PARTY
         ADMINISTRATION                                           145,322             21,829             12,733
         CONSULTING                                                50,000                  -                  -
       SHAREHOLDER INFORMATION                                     20,304                  -              1,877
       TRANSFER AGENT FEES                                          8,655                  -                  -
                                                               ----------         ----------         ----------

NET LOSS FOR THE PERIOD                                        $1,539,205            519,528             43,254
                                                               ==========

DEFICIT BEGINNING OF THE PERIOD                                                    1,019,677            927,213
                                                                                  ----------         ----------

DEFICIT END OF THE PERIOD                                                         $1,539,205         $  970,467
                                                                                  ==========         ==========



BASIC LOSS PER SHARE                                                              $      .04         $      .01
                                                                                  ==========         ==========


WEIGHTED AVERAGE NUMBER OF                                                        12,435,045         10,988,210
 COMMON SHARES OUTSTANDING                                                        ==========         ==========






                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOW

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      AND CUMULATIVE TO SEPTEMBER 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)




                                                               CUMULATIVE TO             NINE MONTHS ENDED
                                                               SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                   2001              2001              2000
OPERATIONS

CASH PROVIDED (USED) BY

       OPERATING ACTIVITIES

         NET LOSS FOR THE PERIOD                               $(1,539,205)       $(519,528)         $(43,254)

         NON-CASH ITEM
           ISSUE OF SHARES FOR SERVICES
            AND MINERAL INTEREST                                   382,681          145,823                 -

         CHANGE IN NON-CASH OPERATING ITEM
           ACCOUNTS PAYABLE                                         29,333           11,195             2,514
                                                               ------------       ----------         ---------

                                                                (1,127,191)        (362,510)          (40,740)
                                                               ------------       ----------         ---------

       FINANCING ACTIVITIES

         OWING TO RELATED PARTIES                                  179,947           68,935             6,588
         SHARE CAPITAL ISSUED FOR CASH                             908,341          250,430                 -
         SHARE SUBSCRIPTIONS                                        47,000           47,000                 -
                                                               ------------       ----------         ---------

                                                                 1,135,288          366,365             6,588
                                                               ------------       ----------         ---------

CHANGE IN CASH FOR THE PERIOD                                        8,097            3,855           (34,152)

CASH BEGINNING OF THE PERIOD                                             -            4,242            36,966
                                                               ------------       ----------         ---------

CASH END OF THE PERIOD                                         $     8,097        $   8,097          $  2,814
                                                               ============       ==========         =========








                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)


1.        BASIS OF PRESENTATION

          These interim financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2000 and included with Fairchild International Corporation's annual report Form 10-K. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the nine month periods ended September 30, 2001 and 2000. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.        GOING CONCERN CONSIDERATIONS AND LICENSE TERMINATION

          As of September 30, 2001, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $519,528 and $92,464 for the nine month period ended September 30, 2001 and fiscal year ended December 31, 2000 respectively and had net capital deficiencies of $201,183 as of September 30, 2001 and $124,908 as of December 31, 2000.

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

                   50,000,000 Common shares with a par value of $.001 per share
                    1,000,000 Preferred shares with a par value of $.01 per share




                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)


3.        SHARE CAPITAL (CONTINUED)

          b.  Issued and Paid In Capital

                                                                PRICE PER
                                                                  SHARE             SHARES         CONSIDERATION
                                                                  -----             ------         -------------
                  Balance at December 31, 2000                                    10,988,210         $  894,769

                       For cash - stock options                 $   .073             410,000             29,930
                                - stock option                  $   .09            2,450,000            220,500
                            For mineral interests               $   .16              200,000             32,000
                            For mineral interests               $   .07              400,000             28,000
                            For services                        $   .07              840,336             58,823
                            For oil and gas interests           $   .09              300,000             27,000
                                                                                  ----------         ----------

                       Balance September 30, 2001                                 15,588,546         $1,291,022
                                                                                  ==========         ==========

          c.  Incentive Stock Options

              The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in the financial statements.

              The Company has granted incentive stock options, exercisable as follows:

   OUTSTANDING                                        OUTSTANDING
   DECEMBER 31,                                      SEPTEMBER 30,
       2000           ISSUED          EXERCISED           2001         TERMS
       ----           ------          ---------           ----         -----
             -       1,900,000       (1,600,000)        300,000        $.09 to February 26,2002
             -         900,000         (410,000)        490,000        $.073 to May 23, 2004
             -         600,000         (600,000)              0        $.09 to July 9, 2004
             -         650,000         (250,000)        400,000        $.09 to July 23, 2004
             -       1,500,000                -       1,500,000        $.25 to September 7, 2004
         -----       ---------       -----------      ---------

             -       5,550,000       (2,860,000)      2,690,000
         =====       =========       ===========      =========


              Subsequent to the period end, options were exercised to acquire 200,000 shares at $.09, 50,000 shares at $.073 and 360,000 shares at $.25.


                                    UNAUDITED

                       FAIRCHILD INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)


3.        SHARE CAPITAL (CONTINUED)

          d.  Share Subscriptions and Private Placement

              The Company has accepted subscriptions of $47,000 toward a private placement of units. The Company proposes to issue up to 1,500,000 units at $.1445 per unit. Each unit consists of one share plus one warrant to acquire one share for $.17 for one year.

4.            RESOURCE INTERESTS

          a.  Oil and Gas Interests - California, U.S.A.

              The Company has acquired a five percent working interest in a 8,700 acre property in California. The interest was acquired for $115,000 and 300,000 shares issued at a deemed value of $.09 per share. The Company has advanced $100,663 in working interest contributions.

          b.  Mineral Interests - Manitoba, Canada

              The Company entered into an agreement to acquire a 100% interest in certain lands encompassed by a Special Exploration Permit, located in Northern Manitoba, Canada. The Company subsequently abandoned its interest in the property.
















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

On June 5, 2001, the Company entered into an initial option agreement with Indicator Explorations Ltd. for the right to acquire a 100% interest in the Exploration Permit 182 and Special Exploration Permits 99-6, 2001-4 and 2001-9 located in Northeast Manitoba, Canada. In exchange for the initial option, the Company paid Cdn$2,500 and issued 400,000 shares of common stock. This option expired on August 15, 2001. The Company elected to let the option expire to focus all of its resources on the Coalinga Nose Property, described below.

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

On August 23, 2001, the Company amended its agreement with Brothers Oil and Gas Inc. The Company purchased an additional 1.85% net revenue interest before payout and 1.40625% net revenue interest after payout for a single one-time payment of $50,000. The Company now has a 5% working interest and a 3.7% net revenue interest before payout (3.75% working interest and 2.8125% net revenue interest after payout) in the Coalinga Nose Project Block A. In addition, in Block B of the Coalinga Nose Project, the Company's net revenue interest has been increased to 1.875%.

To date, the Company has not generated any revenues from mineral exploration, product sales, royalties or license fees. The Company plans to conduct exploration activities to the extent that it can obtain the necessary cash to do so.

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the nine months ended September 30, 2001 was $519,528, as compared to $43,254 during the comparable nine-month period in 2000. The increase in the net loss is due primarily to the increase in the level of the Company's operations. As described above, beginning in April 2001, the Company commenced operations in the natural resources sector. It expended $215,663 for oil and gas interests and $71,622 for mineral interests. Promotion and travel expenses were $148,809, as compared to $6,000 for the prior period. Professional fees increased from $7,295 in 2000 to $30,458 in 2001. Related party administration expenses, consulting expenses, and office, rent, and secretarial expenses increased in 2001 as well.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,539,205 at September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private sale of its securities and loans from related parties. Through September 30, 2001, the Company has sold stock for cash of $908,341 and borrowed $179,947 from related parties. At September 30, 2001, the Company had accepted subscriptions of $47,000 for a private placement of its units at $0.1445 per unit. Each unit consists of one share of common stock and one warrant exercisable to purchase one share at $0.17.

At September 30, 2001, the Company's working capital deficiency was $201,183, as compared to a deficiency of $124,908 at December 31, 2000. The decrease in working capital was due primarily to the loss for the nine-month period.

The Company will be dependent upon proceeds from the sale of securities for the near future. Further, substantial funds will be required to conduct exploration activities before the Company can determine if its oil and gas property interests have sufficient potential for development. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could cause it to lose its property interests and any work conducted and/or payments made on the properties.

GOING CONCERN

The notes to the financial statements include an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company has suffered losses from operations, and requires additional financing. Ultimately, the Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to acquire the oil and gas property interests, carry out adequate exploration activities, or engage in development activities, if warranted. Even if the Company were able to ever develop its property interests, there is no assurance that it would be able to attain profitable operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2. CHANGES IN SECURITIES

         In July 2001, the Company issued 300,000 shares of common stock to Dasher Energy Corp. for its property interest pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

         The shares described above were issued with a restrictive legend. No underwriters were used in connection with this transaction.

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

      10.2       Letter of Agreement with Hunter Exploration Group dated April 12, 2001 (2)<F2>         N/A

      99.1       Press release dated August 24, 2001 (3)<F3>                                            N/A

      99.2       Press release dated September 17, 2001 (4)<F4>                                         N/A
-----------------------

(1)<F1>  Incorporated by reference to the exhibits  previously filed with the Company's  Current Report on Form
         8-K dated February 28, 2001, File No. 0-28305.
(2)<F2>  Incorporated by reference to the exhibits  previously filed with the Company's  Current Report on Form
         8-K dated April 12, 2001, File No. 0-28305.
(3)<F3>  Incorporated by reference to the exhibits  previously filed with the Company's  Current Report on Form
         8-K dated August 24, 2001, File No. 0-28305.
(4)<F4>  Incorporated by reference to the exhibits  previously filed with the Company's  Current Report on Form
         8-K dated September 17, 2001, File No. 0-28305.

         b) REPORTS ON FORM 8-K: The following reports on Form 8-K were filed during the period covered by this report:

                  Form 8-K dated August 24, 2001 filed August 28, 2001 - reporting under Item 5 the information contained in a press release dated August 24, 2001.

                  Form 8-K dated September 17, 2001 filed September 18, 2001-reporting under Item 5 the information contained in a press release dated September 17, 2001.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FAIRCHILD INTERNATIONAL CORPORATION
                                        (Registrant)


Date:   November 19, 2001               By: /s/ ROBERT GRACE
                                           ------------------------------------
                                           Robert Grace, President
                                           (Principal  financial and  accounting
                                           officer)