Form 10KSB
period 2001-12-31
FAIRCHILD INTERNATIONAL CORP
filed 2002-04-16
CIK 1096550

This Form 10-KSB is the subject of a Form 12b-25

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number  0-28305
FAIRCHILD INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)
Nevada	91-1880015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 600 595 Hornby Street Vancouver, British Columbia	V6C 1A4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  (604) 646-5614

Securities registered under Section 12(b) of the Exchange Act:

Not applicable.

Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

State issuer's revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

14,458,786 common shares @ $0.38(1) = $5,494,338.68
(1) Average of bid and ask closing prices on April 5, 2002, the day of the last trade.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

17,419,603 common shares, $0.001 par value outstanding as of March 22, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

Item 1. Description of Business.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", and "Fairchild" mean Fairchild International Corporation, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Business of the Company

We are currently seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Fairchild is a Nevada corporation with its business offices located at Suite 600, 595 Hornby Street, Vancouver, British Columbia. Our telephone number is (604) 646-5614.

Corporate History

Fairchild was incorporated on June 20, 1997 under the laws of the State of Nevada under the name Goanna Resources, Inc. Since inception, our focus had been on the identification and acquisition of mineral resource properties in Australia. On June 24, 1999 we changed our name to Fairchild International Corporation after it had become apparent that such mining opportunities would not come to fruition.

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

Effective January 15, 2002, we entered into a letter agreement with Praxis to amend the terms of the Termination Agreement to provide that Praxis will be entitled to retain our shares of common stock but that the remaining shares shall be placed in a voluntary pooling arrangement under which an amount shall be released every three months to Praxis, being 1% of the total number of our outstanding shares of common stock. The agreement also provides that so long as Praxis pays to us 66.6% of the proceeds from the sale of our shares until US$175,000 has been paid, we shall deem that payment to be in full and complete satisfaction of the royalty obligation described above.

On April 12, 2001, we entered into an agreement with Hunter Exploration Group to acquire a 100% interest in certain lands encompassed by a Special Exploration Permit, located in Northern Manitoba, Canada in consideration for payment of a total of US$30,000 in cash and issue 400,000 shares of our common stock. In addition, we are responsible for a deposit with the Province of Manitoba for the exploration permit and fulfilling work commitment obligations on the property totalling Cdn$500,000 through May 1, 2004. The property is subject to a 2% net smelter royalty and a 2% gross overriding royalty on diamond production.

On June 5, 2001, we entered into an initial option agreement with Indicator Explorations Ltd. for the right to acquire a 100% interest in the Exploration Permit 182 and Special Exploration Permits 99-6, 2001-4 and 2001-9 located in Northeast Manitoba, Canada. In exchange for the initial option, we paid Cdn$2,500 and issued 400,000 shares of our common stock. This option expired on August 15, 2001 and we elected to let the option expire to focus all of our resources on the Coalinga Nose Property, described below.

On June 15, 2001, we entered into a participation agreement with Brothers Oil and Gas Inc. and Dasher Energy Corp. to acquire a 5% working interest in an oil and gas prospect called the Coalinga Nose Property. The property is located in Fresno County, California, and consists of approximately 8,700 acres. In exchange for this interest, we paid Brothers US$50,000 and Dasher US$15,000 and issued 300,000 shares of our common stock to Dasher, and pay 100% of the initial test well to earn a 37% net revenue interest on the initial well, and a 28.125% net revenue interest on all subsequent wells.

On August 23, 2001, we amended our agreement with Brothers Oil and Gas Inc. and purchased an additional 1.85% net revenue interest before payout and 1.40625% net revenue interest after payout for a single one-time payment of $50,000. We now have a 5% working interest and a 3.7% net revenue interest before payout (3.75% working interest and 2.8125% net revenue interest after payout) in the Coalinga Nose Project Block A. In addition, in Block B of the Coalinga Nose Project, our net revenue interest has been increased to 1.875%.

Test results received February 28, 2002 from the operator regarding the Coalinga Nose Well were not favourable and, to date, we have not generated any revenues from mineral exploration.

As a result of poor test results received with the initial test on the Coalinga Nose Well and poor market conditions, we have been unable to obtain adequate financing to proceed with the execution of our plans and have refocused on efforts in seeking new business opportunities.

Our Current Business

We no longer have an active operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock.

Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. In selecting a suitable business opportunity or business combination, management intends to focus on the potential for future profits and strength of current operating management of the business opportunity or business combination. We have not put industry or geographically specific limitations on the nature of acquisitions or business opportunities to be evaluated. Management believes that the greatest potential lies in technology and goods or products-related industries, rather than principally service industries. Nevertheless, this shall not preclude the investigation or evaluation of any other category of business or industry. We will conduct our own investigation to identify an appropriate business opportunity or business combination, and will seek a potential business opportunity or business combination from all known sources, relying principally upon personal contacts of our officers and directors, as well as indirect associations between them and other business and professional people.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and our director. Management intends to concentrate on identifying prospective business opportunities or business combinations which may be brought to management's attention through present associations. In analyzing prospective business opportunities or business combinations, management will consider, among other factors, such matters as:

(a) the available technical, financial and managerial resources;

(b) working capital and other financial requirements;

(c) history of operations, if any;

(d) prospects for the future;

(e) present and expected competition;

(f) the quality and experience of management services which may be available and the depth of that management;

(g) specific risk factors not now foreseeable but which may be anticipated as having an impact on our proposed activities;

(h) the potential for growth or expansion;

(i) the potential for profit;

(j) the perceived public recognition or acceptance of products, services or trades; and

(k) name identification.

Management will meet personally with management and key personnel of the firm sponsoring the business opportunity or business combination as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our shareholders must, therefore, depend on management to identify and evaluate such risks. Promoters of some opportunities may have been unable to develop a going concern or may present a business in its development stage (in that it has not generated significant revenues from its principal business activities prior to our participation). Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by us and, therefore, our shareholders.

The investigation of specific business opportunities or business combinations and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss by of the related costs incurred. There is the additional risk that we will not find a suitable target. Management does not believe that we will generate revenue without finding and completing the acquisition of a suitable business opportunity or a transaction with a suitable target company. If no such business opportunity target is found, therefore, no return on an investment in our company will be realized, and there will not, most likely, be a market for our shares of common stock.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. We may also purchase stock or assets of an existing business. It is likely that any merger with an existing company will be in the form of a reverse takeover, which may require both shareholder approval and a disclosure document. Once a transaction is complete, it is possible that our present management and shareholders will not be in control of our company. In addition, a majority or all of our officers and directors may, as part of the terms of the transaction, resign and be replaced by new officers and directors without a vote of our shareholders.

It is anticipated that securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable securities laws. In some circumstances, however, as a negotiated element of the potential transaction, we may agree to register such securities either at the time the transaction is consummated, under certain conditions or at a specified time thereafter. The issuance of substantial additional securities, and their potential sale into any trading market in our shares of common stock which may develop, may have a depressive effect on the market for and the price of our shares of common stock.

As part of our investigation of a potential business combination or opportunity, our officers and directors may:

(a) meet personally with management and key personnel;

(b) visit and inspect material facilities;

(c) obtain independent analysis or verification of certain information provided;

(d) check references of management and key personnel; and

(e) take other reasonable investigative measures, as our limited financial resources and management expertise allow.

The manner in which we participate in an opportunity with a target company or acquire a business opportunity will depend on the nature of the opportunity, our needs and desires, the needs and desires of the other party, management of the opportunity, and our relative negotiating strength and such other management. With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of our company which the target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will, in all likelihood, hold a smaller percentage ownership interest in our company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

During the fiscal year ended December 31, 2001, we reviewed a number of potential business opportunities, all of which we determined were not suitable to pursue having regard to a number of factors including, among other things, our Company's limited resources. There can be no assurance that management will ever be able to identify and secure a suitable business opportunity or that management has the requisite experience to recognize and understand a business operation that would benefit us. In the event that management is able to locate what it considers to be a suitable business opportunity, there can be no assurance that the acquisition of such business opportunity or the entering into of a business combination will be successful. Selecting a business opportunity will likely be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such benefits of a publicly traded corporation may include:

(a) facilitating or improving the terms on which additional equity financing may be sought;

(b) providing liquidity for the principals of a business;

(c) creating a means for providing incentive stock options or similar benefits to key employees; and/or

(d) providing liquidity (subject to restrictions of applicable statutes) for all shareholders.

In contrast, negative aspects of becoming a publicly traded corporation registered in the United States may include:

(a) complying with the requirements of the Securities Exchange Act of 1934;

(b) complying with the requirements of the Nevada corporations statute;

(c) exposure of our officers and directors to lawsuits and liabilities under the Securities Act of 1933;

(d) distracting management's attention from our day to day operations;

(e) restricting publicity and other marketing activities to ensure compliance with securities law requirements and minimizing the potential liability of our management and our company; and/or

(f) increased legal, accounting and other expenses associated with operating a public company.

Potentially available business opportunities and/or business combinations may occur in many different industries and at various stages in the development of a company, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

RISK FACTORS

Much of the information included in this registration statement includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgement regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our shares of common stock are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

Scarcity of and Competition for Business Opportunities and Combinations

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Governmental Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally.

Key Personnel

Although none of our present officers or our sole director are key to our continuing operations, we rely upon the continued service and performance of these officers and our sole director, and our future success depends on the retention of these people, whose knowledge of our business and whose technical expertise would be difficult to replace. At this time, none of our officers or our sole director are bound by employment agreements, and as a result, any of them could leave with little or no prior notice.

If we are unable to hire and retain technical, sales and marketing and operational personnel, any business we acquire could be materially adversely affected. It is likely that we will have to hire a significant number of additional personnel in the future if we identify and complete the acquisition of a business opportunity, or if we enter into a business combination. Competition for qualified individuals is likely to be intense, and we may not be able to attract, assimilate, or retain additional highly qualified personnel in the future. The failure to attract, integrate, motivate and retain these employees could harm our business.

Recent terrorist attacks may have an adverse effect on our Business

The terrorist attacks in New York and Washington, D.C. on September 11, 2001 appear to be having an adverse effect on business, financial and general economic conditions. These effects may, in turn, have an adverse effect on our business and results and operations. At this time, however, we are not able to predict the nature, extent and duration of these effects on overall economic conditions or on our business and operating results.

Going Concern Qualification

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

We anticipate that we may require financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common stock.

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Limited Operating History

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies seeking to acquire or establish a new business opportunity. Some of these risks and uncertainties relate to our ability to identify, secure and complete an acquisition of a suitable business opportunity.

We cannot be sure that we will be successful in addressing these risks and uncertainties and our failure to do so could have a materially adverse effect on our financial condition. In addition, our operating results are dependent to a large degree upon factors outside of our control. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business.

It is unlikely that we will generate any or significant revenues while we seek a suitable business opportunity or business combination. Our short and long-term prospects depend upon our ability to select and secure a suitable business opportunity or business combination. In order for us to make a profit, we will need to successfully acquire a new business opportunity in order to generate revenues in an amount sufficient to cover any and all future costs and expenses in connection with any such business opportunity. Even if we become profitable, we may not sustain or increase our profits on a quarterly or annual basis in the future.

We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until we complete a business combination or acquire a business opportunity. This may result in our company incurring a net operating loss which will increase continuously until we complete a business combination or acquire a business opportunity that can generate revenues that result in a net profit to us. There is no assurance that we will identify a suitable business opportunity or complete a business combination.

Ability to Generate Revenues is Uncertain

For the year ended December 31, 2001, we incurred a net loss of $541,777. We do not anticipate generating any significant revenues until we acquire a business opportunity or complete a business combination. We also have an accumulated deficit of $1,561,454 as at December 31, 2001. At this time, our ability to generate any revenues is uncertain. The auditor's report on our December 31, 2001 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Speculative Nature of Our Proposed Operations

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of any identified business opportunity. While management intends to seek business opportunities and/or business combinations with entities which have established operating histories, there is no assurance that we will successfully locate business opportunities meeting such criteria. In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

No Agreement for Business Combination or Other Transaction/No Standards for Business Combination

We have no agreement with respect to acquiring a business opportunity or engaging in a business combination with any private entity. There can be no assurance that we will successfully identify and evaluate suitable business opportunities or conclude a business combination. There is no assurance that we will be able to negotiate the acquisition of a business opportunity or a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control/Limited Time Availability

We are dependent upon management's personal abilities to evaluate business opportunities that may be presented in the future. While seeking to acquire a business opportunity, management anticipates devoting up to 50% of their time to our business. Management may or may not have prior experience in the technical aspects of the industry or the business within that industry that may be acquired. Our officers have not entered into written employment agreements with us with respect to our proposed plan of operation and are not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officers or our sole director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and our likelihood of continuing operations.

Lack of Market Research or Marketing Organization

We have not conducted or received results of market research indicating that there is a demand for the acquisition of a business opportunity or business combination as contemplated by our company. Even if there is demand for the acquisition of a business opportunity or combination as contemplated, there is no assurance we will successfully complete such an acquisition or combination.

Lack of Diversification

In all likelihood, our proposed operations, even if successful, may result in a business combination with only one entity. Consequently, the resulting activities will be limited to that entity's business. Our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry, thereby increasing the risks associated with our operations.

Regulation

Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes that we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event that we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940, meaning that we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our company under the Investment Company Act of 1940 and, consequently, any violation of such act would subject us to material adverse consequences.

Probable Change in Control and Management

A business combination or acquisition of a business opportunity involving the issuance of our shares of common stock may result in new or incoming shareholders obtaining a controlling interest in our company. Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of our common stock that they hold or resign as members of our board of directors. The resulting change in our control could result in removal of one or more of our present officers and sole director, and a corresponding reduction in or elimination of their participation in the future affairs of our company.

Reduction of Percentage Share Ownership Following Business Combination

Our primary plan of operation is based upon the acquisition of a business opportunity or a business combination with a private concern, which, in all likelihood, would result in us issuing shares of common stock to shareholders of such private company. Issuing previously authorized and unissued shares of our common stock will reduce the percentage of common stock owned by present and prospective shareholders and may result in a change in our control and/or management.

Taxation

United States and, if applicable, international tax consequences will, in all likelihood, be major considerations in any business acquisition or combination we may undertake. Typically, these transactions may be structured to result in tax-free treatment pursuant to various United States tax provisions. We intend to structure any business combination so as to minimize the tax consequences to both our company, our management, our principal shareholder and the target entity. Management cannot ensure that a business combination will meet the statutory requirements for a tax-free reorganization, or that the parties will obtain the intended tax-free treatment upon a transfer of shares of our common stock or assets. A non-qualifying reorganization could result in the imposition of taxes, which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunity

Management believes that any potential business opportunity or target company should provide audited financial statements for review and for the protection of all parties to the business acquisition or combination, although management may waive this requirement in appropriate circumstances. One or more attractive business opportunities may forego a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Uncertain Ability to Manage Growth

Our ability to achieve any planned growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including, but not limited to, our ability to hire, train and assimilate management and other employees and the adequacy of our financial resources. In addition, there can be no assurance that we will be able to manage successfully any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a materially adverse effect on our business.

"Penny Stock" Rules May Restrict the Market for the Company's Shares

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Possible Volatility of Share Prices

Our shares of common stock are currently publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. The trading price of our shares of common stock has been subject to wide fluctuations. Trading prices of our shares of common stock may fluctuate in response to a number of factors, many of which will be beyond our control. The stock market has generally experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with no current business operation. There can be no assurance that trading prices and price earnings ratios previously experienced by our shares of common stock will be matched or maintained. These broad market and industry factors may adversely affect the market price of our shares of common stock, regardless of our operating performance.

In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted. Such litigation, if instituted, could result in substantial costs for us and a diversion of management's attention and resources.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Future Dilution

Our constating documents authorize the issuance of 50,000,000 shares of common stock, each with a par value of $0.001 and 1,000,000 shares of preferred stock, par value $0.01. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Reports to Security Holders

Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.

Item 2. Description of Property.

Our principal executive office is located at Suite 600, 595 Hornby Street, Vancouver, British Columbia. We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, month to month.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or has a material interest adverse to us.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FRCD". Our common stock began quotation on the OTC Bulletin Board on July 8, 1998 to December 2, 1999 and since November 30, 2000. From December 2, 1999 to November 30, 2000 our common stock was quoted on the "pink sheets". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch) for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2000	$0.25	$0.05
June 30, 2000	$0.78	$0.10
September 30, 2000	$0.40	$0.14
December 31, 2000	$0.27	$0.07
March 31, 2001	$0.21	$0.06
June 30, 2001	$0.28	$0.04
September 30, 2001	$0.55	$0.07
December 31, 2001	$0.33	$0.09

Our shares of common stock are issued in registered form. Computershare Trust Company, Suite 800, 350 Indiana Street, Golden, Colorado 80401 (Telephone: (303) 986-5400, facsimile (303) 986-2444) is the registrar and transfer agent for our shares of common stock.

As of April 11, 2002, we had 17,419,603 shares of common stock outstanding and approximately 52 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Dividend Policy

We have not declared or paid any cash dividends since inception. We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future. Although there are no restrictions that limit our ability to pay dividends on our shares of common stock, we intend to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Quarter Ended March 31, 2001

We did not issue any shares from treasury during the quarter ended March 31, 2001.

Quarter Ended June 30, 2001

In May 2001, we issued 200,000 shares of common stock to Hunter Exploration Group for its property interest pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In June 2001, we issued 840,336 shares of common stock to Corporate Service Providers for services provided by that company pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

In June 2001, we issued 400,000 shares of common stock to Indicator Explorations Ltd. for an initial option to acquire exploration permits pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Quarter Ended September 30, 2001

In July 2001 we issued 300,000 shares of common stock to Dasher Energy Corp. for its property interest pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Quarter Ended December 31, 2001

We did not issue any shares from treasury during the quarter ended December 31, 2001.

Item 6. Management's Discussions and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" found under "Item 1. Description of Business".

General

We no longer have an operating business that we can pursue. Accordingly, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company.

Results of Operations

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

We incurred a net loss of $541,777 for the fiscal year ended December 31, 2001 compared to a net loss of $92,464 for the year ended December 31, 2000. The increased loss is due primarily to losses incurred in failed mining and oil and gas exploration activities and increased promoting costs associated with those ventures. We have generated a cumulative loss since inception of $1,561,454. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Discussion and analysis related to significant operating activities undertaken during the years is set out below.

Lack of Revenues

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2001 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

If we are successful in identifying a suitable business opportunity or business combination, we anticipate significant increases in our expenses, including initial outlays and expenses that will be required for due diligence work and for documenting the transaction, as well as ongoing operational expenses.

Liquidity and Capital Resources

We are a development stage company that, as of December 31, 2001, is operating as a "blank check" company without an operating business. We are seeking to identify a suitable business opportunity or enter into a suitable business combination. Our company will not be able to generate any revenues without funding and completing the acquisition of a suitable business opportunity or the completion of a suitable business combination. In addition, if we are unable to identify and complete such an acquisition, then our shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock.

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our company has suffered recurring losses and has not generated profitable operations since inception. The continuance of our company as a going concern is dependent on obtaining financing from third parties.

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2001 and December 31, 2000, our cash and cash equivalent balances were $6,132 and $4,242, respectively. We anticipate that we will require additional financing in order to continue seeking a suitable business opportunity or business combination. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock.

Plan of Operation for the 12 Months ending December 31, 2002

We will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2002. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash Requirements

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of revenues.

We anticipate that we may require financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through a private placement of our common stock.

Product Research and Development

We do not anticipate that it will expend any significant monies on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2002, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Employees

Over the twelve months ending December 31, 2002, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements pertaining to Fairchild are filed as part of this annual report:
Fairchild International Corporation (audited)
Independent Auditors' Report, dated April 1, 2002
Balance Sheets as at December 31, 2001 and 2000
Balance Sheets as at December 31, 2001 and 2000
Statements of Operations and Deficit for the years ended December 31, 2001, 2000 and 1999
Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
Statements of Cash Flow for the years ended December 31, 2001, 2000 and 1999
Notes to the Financial Statements

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2001

(EXPRESSED IN U.S. DOLLARS)

Steele & Co.*

CHARTERED ACCOUNTANTS

*Representing incorporated professionals

Suite 808 TELEPHONE: (604) 687-8808

808 WEST HASTINGS STREET TELEFAX: (604) 687-2702

VANCOUVER, B.C., CANADA V6C 1C8 EMAIL: email@steele-co.ca

INDEPENDENT AUDITORS' REPORT

To the Shareholders of

Fairchild International Corporation

We have audited the accompanying balance sheets of Fairchild International Corporation (a development stage company) as of December 31, 2001 and 2000 and the statements of operations and deficit, changes in stockholders' equity and cash flow for the years ended December 31, 2001, 2000 and 1999 and cumulative to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairchild International Corporation as of December 31, 2001 and 2000 and the results of its operations and its cash flow for each of the years in the three-year period ended December 31, 2001 and cumulative to December 31, 2001 in conformity with U.S. generally accepted accounting principles consistently applied.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, has a net capital deficiency and there is no revenue stream from operations. As a result, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

April 1, 2002

/s/ Steele & Co.

CHARTERED ACCOUNTANTS

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(EXPRESSED IN U.S. DOLLARS)

		2001	2000
ASSETS
CURRENT
CASH		$6,132	$4,242

LIABILITIES
CURRENT
ACCOUNTS PAYABLE		$26,294	$18,138
OWING TO RELATED PARTIES (NOTE 3)		11,560	111,012

		37,854	129,150

STOCKHOLDERS' EQUITY
SHARE CAPITAL (NOTE 4)
AUTHORIZED
50,000,000	COMMON SHARES WITH A PAR VALUE OF $.001 PER SHARE
1,000,000	PREFERRED SHARES WITH A PAR VALUE OF $.01 PER SHARE
ISSUED
17,074,603	COMMON SHARES (2000 - 10,988,210)	1,529,732	894,769

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE		(1,561,454)	(1,019,677)

TOTAL STOCKHOLDERS' EQUITY		(31,722)	(124,908)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$6,132	$4,242

APPROVED BY THE DIRECTOR

/s/ Robert Grace

___________________________

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
	CUMULATIVE TO DECEMBER 31,	YEAR ENDED DECEMBER 31,
	2001	2001	2000	1999
EXPENSES

ADVERTISING	$9,008	$0	$0	$0
BANK CHARGES AND FOREIGN EXCHANGE	13,875	989	821	1,936
CONSULTING	57,367	18,100	0	15,391
OFFICE, RENT AND SECRETARIAL	53,839	14,787	19,896	12,473
PROFESSIONAL FEES	136,354	47,064	12,835	52,145
PROMOTION AND TRAVEL	512,614	151,479	36,095	104,341
RELATED PARTY ADMINISTRATION	156,322	32,829	14,371	63,136
CONSULTING	50,000	0	0	50,000
DEBT FORGIVENESS	(54,447)	(54,447)	0	0
RESEARCH AND DEVELOPMENT AND LICENSE FEES (NOTE 5)	163,520	0	5,020	158,500
SHAREHOLDER INFORMATION	20,304	0	2,282	7,563
TELEPHONE	3,440	0	246	1,853
TRANSFER AGENT FEES	8,655	0	898	3,599

	1,130,851	210,801	92,464	470,937
OIL AND GAS INTERESTS	259,354	259,354	0	0
MINERAL INTERESTS	171,249	71,622	0	0

NET LOSS FOR THE PERIOD (NOTE 7)	$1,561,454	541,777	92,464	470,937

DEFICIT BEGINNING OF THE YEAR		1,019,677	927,213	456,276

DEFICIT END OF THE YEAR		$1,561,454	$1,019,677	$927,213

BASIC LOSS PER SHARE		$.04	$.01	$.06
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		12,648,378	10,988,210	7,321,543

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)
	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	DEFICIT	TOTAL STOCK- HOLDERS' EQUITY

	SHARES	AMOUNT
STOCKHOLDERS' EQUITY AT DECEMBER 31, 1998	7,776,347	$7,777	$385,992	$(456,276)	$(62,507)

STOCK SPLIT 1 NEW FOR 20 OLD	(7,387,526)	0	0	0	0

	388,821	7,777	385,992	(456,276)	(62,507)
ISSUED FOR CASH
@ $.50/SHARE	300,000	300	149,700	0	150,000
@ $3.00/SHARE	100,000	100	299,900	0	300,000
ISSUED FOR SERVICES
@ $.50/SHARE	50,000	50	24,950	0	25,000

	838,821	8,227	860,542	(456,276)	412,493
STOCK SPLIT 10 NEW FOR 1 OLD	7,549,389	0	0	0	0

	8,388,210	8,227	860,542	(456,276)	412,493
ISSUED FOR LICENSE @ $.01/SHARE	2,600,000	2,600	23,400	0	26,000

	10,988,210	10,827	883,942	(456,276)	438,493
NET LOSS FOR THE YEAR	0	0	0	(470,937)	(470,937)

STOCKHOLDERS' EQUITY AT DECEMBER 31, 1999	10,988,210	10,827	883,942	(927,213)	(32,444)

NET LOSS FOR THE YEAR	0	0	0	(92,464)	(92,464)

STOCKHOLDERS' EQUITY AT DECEMBER 31, 2000	10,988,210	10,827	883,942	(1,019,677)	(124,908)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)

	COMMON STOCK		CAPITAL IN EXCESS OF PAR VALUE	DEFICIT	TOTAL STOCK- HOLDERS' EQUITY

	SHARES	AMOUNT

STOCKHOLDERS' EQUITY AT DECEMBER 31, 2000	10,988,210	10,827	883,942	(1,019,677)	(124,908)

ISSUED FOR CASH
@ $.073/SHARE	510,000	510	36,720	0	37,230
@ $.09/SHARE	2,750,000	2,750	244,750	0	247,500
@ $.1445/SHARE	636,057	636	91,274	0	91,910
@ $.25/SHARE	450,000	450	112,050	0	112,500
ISSUED FOR MINERAL INTERESTS
@ $.16/SHARE	200,000	200	31,800	0	32,000
@ $.07/SHARE	400,000	400	27,600	0	28,000
ISSUED FOR OIL AND GAS INTERESTS
@ $.09/SHARE	300,000	300	26,700	0	27,000
ISSUED FOR SERVICES
@ $.07/SHARE	840,336	840	57,983	0	58,823
NET LOSS FOR THE YEAR	0	0	0	(541,777)	(541,777)

	6,086,393	6,086	628,877	(541,777)	93,186
STOCKHOLDERS' EQUITY AT DECEMBER 31, 2001	17,074,603	$16,913	$1,512,819	$(1,561,454)	$(31,722)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(EXPRESSED IN U.S. DOLLARS)

	CUMULATIVE TO DECEMBER 31	YEAR ENDED DECEMBER 31,
	2001	2001	2000	1999

CASH PROVIDED (USED) BY

OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD	$(1,561,454)	$(541,777)	$(92,464)	$(470,937)

NON-CASH ITEMS
ISSUE OF SHARES FOR SERVICES, OIL AND MINERAL INTERESTS, RESEARCH AND DEVELOPMENT AND LICENSES	382,681	145,823	0	51,000

CHANGE IN NON-CASH OPERATING ITEM
ACCOUNTS PAYABLE	26,294	8,156	9,933	855

	(1,152,479)	(387,798)	(82,531)	(419,082)

FINANCING ACTIVITIES

OWING TO RELATED PARTIES	11,560	(99,452)	49,807	5,453
SHARE CAPITAL ISSUED
FOR CASH	1,147,051	489,140	0	450,000

	1,158,611	389,688	49,807	455,453

CHANGE IN CASH FOR THE PERIOD	$6,132	1,890	(32,724)	36,371

CASH BEGINNING OF THE YEAR		4,242	36,966	595

CASH END OF THE YEAR		$6,132	$4,242	$36,966

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001
(EXPRESSED IN U.S. DOLLARS)

1. GOING CONCERN CONSIDERATIONS

As of December 31, 2001, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $541,777, $92,464, and $470,937 for the fiscal years ended December 31, 2001, 2000 and 1999 respectively and had net capital deficiencies of $31,722 as of December 31, 2001 and $124,908 as of December 31, 2000.

2. ACCOUNTING POLICIES

a. Incorporation and Basis of Presentation

The Company was incorporated in the State of Nevada, U.S.A. on June 20, 1997. These financial statements have been prepared in accordance with accounting principles and practices generally accepted in the United States.

b. Estimates and Fair Values

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates. The financial instruments which are reported as assets and liabilities, both recognized and unrecognized, are carried at amounts which approximate fair values.

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
DECEMBER 31, 2001
(EXPRESSED IN U.S. DOLLARS)

2. ACCOUNTING POLICIES (CONTINUED)

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

3. RELATED PARTY TRANSACTIONS

The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. Fees paid to related parties during the three fiscal periods ended December 31 are:

	2001	2000	1999

Administration expenses paid to a company controlled by a director	$0	$14,371	$31,896
Administration fees paid to related parties	32,829	0	31,240
Consulting fees paid to a former director	0	0	50,000
	$32,829	$14,371	$113,136

4. SHARE CAPITAL

a. Authorized

50,000,000 Common shares with a par value of $.001 per share

1,000,000 Preferred shares with a par value of $.01 per share

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001
(EXPRESSED IN U.S. DOLLARS)

4. SHARE CAPITAL (CONTINUED)

b. Common Shares Issued
	Price per Share	Shares	Consideration

Balance at December 31, 1998		7,776,347	$393,769
Stock split
1 new share for 20 old shares		388,821	393,769
Issued during the year
For cash	$.50	300,000	150,000
For cash	$3.00	100,000	300,000
For services	$.50	50,000	25,000

		838,821	$868,769
Stock split
10 new shares for 1 old share		8,388,210	868,769
Issued for license acquisition	$.01	2,600,000	26,000

Balance at December 31, 2000 and 1999		10,988,210	894,769

For cash	$.073	510,000	37,230
For cash	$.09	2,750,000	247,500
For cash	$.1445	636,057	91,910
For cash	$.25	450,000	112,500
For mineral interests	$.07	400,000	28,000
For mineral interests	$.16	200,000	32,000
For oil and gas interests	$.09	300,000	27,000
For services	$.07	840,336	58,823

		17,074,603	1,529,732
Issued in error for cancellation		80,000	0

Balance at December 31, 2001		17,154,603	$1,529,732

c. Incentive Stock Options

The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in the financial statements.

GRANTED	EXERCISED	OUTSTANDING DECEMBER 31, 2001	TERMS

1,900,000	1,900,000	0	$.09 to February 26, 2002
900,000	510,000	390,000	$.073 to May 23, 2004
600,000	600,000	0	$.09 to July 9, 2004
650,000	300,000	350,000	$.09 to July 23, 2004
1,500,000	450,000	1,050,000	$.25 to September 7, 2004
5,550,000	3,760,000	1,790,000

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001
(EXPRESSED IN U.S. DOLLARS)

4. SHARE CAPITAL (CONTINUED)

c. Incentive Stock Options (Continued)

Options to acquire 50,000 shares at $.073 per share and 245,000 shares at $.09 per share were exercised after the year end. Options to acquire 1,000,000 shares at $.03 per share to March 13, 2005 were granted after the year end.

d. Share Warrants

A private placement was approved for the issue of up to 1,500,000 units at $.1445, consisting of one share and a warrant to acquire one share at $.17 for one year.

GRANTED	EXERCISED	OUTSTANDING DECEMBER 31, 2001	TERMS

636,057	0	636,057	$.17 to August 22, 2002 (extended to 2003)

5. LICENSE TERMINATION

The Company entered into a Research, Development and License Agreement in 2000 to acquire an exclusive license to make, use and sell pharmaceutical products and processes relating to arthritis and dermal wrinkles. The Company issued 2,600,000 common shares and paid $137,520 of its total research and development funding obligation of $250,000 as consideration for the license. On February 28, 2001, the parties terminated the Research, Development and License Agreement. As consideration for efforts made, shares issued and cash paid, the Company was entitled to a 30% net revenue royalty from licensed products to a maximum of $250,000 during the first three years of product sales.

As of January 15, 2002, the parties agreed to place 2,355,000 of the 2,600,000 shares previously issued in a voluntary pool. The Company will be entitled to two-thirds of the proceeds from the sale of these shares until it has received $175,000. At that time, the net revenue royalty obligation will be considered satisfied.

6. RESOURCE INTERESTS

a. Oil and Gas Interests - California, U.S.A.

The Company acquired a five percent working interest in a 8,700 acre property in California for $115,000 and 300,000 shares issued at a deemed value of $27,000. The Company advanced $117,354 in working interest contributions for the drilling of an initial hole which was completed and abandoned in 2002.

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001
(EXPRESSED IN U.S. DOLLARS)

6. RESOURCE INTERESTS (CONTINUED)

b. Mineral Interests - Manitoba, Canada

The Company entered into an agreement to acquire a 100% interest in certain lands encompassed by a Special Exploration Permit, located in Northern Manitoba, Canada. The Company issued 600,000 shares at a deemed value of $60,000 and paid $11,622. The Company subsequently abandoned its interest in the property.

7. INCOME TAXES

No income taxes were payable by the Company for the three fiscal periods ended December 31, 2001.

The Company has incurred operating losses of approximately $1,098,000 which are available to reduce future years' taxable income. No future benefits have been recognized in the accounts. The availability of these losses commences to expire in 2012.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

All directors of our company hold office until the next annual meeting of the shareholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

As at April 5, 2002, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Robert Grace	President, Chief Executive Officer and Director	39	May 2, 2001
Byron Cox	Secretary and Treasurer	64	May 2, 2001

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Grace, President, Chief Executive Officer and Director

Mr. Grace was appointed our President, Chief Executive Officer and a director on May 2, 2001. Prior to becoming our President, Mr. Grace worked in an investor relations capacity for certain public companies from March 1999. For approximately 10 years prior to that, Mr. Grace worked as a broker at various brokerage firms in Vancouver, British Columbia, Canada.

Byron Cox, Secretary and Treasurer

Mr. Cox served as our President and a director from March 12, 1999 until May 2, 2001. He currently serves as our Secretary and Treasurer. Since 1997 he has worked at Alexander-Cox & Company, Vancouver, British Columbia, as that company's president, where he provides investment advisory services, specializing in raising capital and investing in emerging growth companies, as well as developing investor relations programs. Mr. Cox holds a Bachelor of Arts degree from the University of Toronto, a diploma in Business Administration (Marketing) from Ryerson Polytechnic Institute, and a certificate in Strategic Marketing Management from the Harvard Business School. He holds professional accreditation in the American Public Relations Society, as well as the Canadian Public Relations Society.

In October 1997, a bankruptcy receiving order was made against Record Publishing, Inc. (Estate No: 25-060808) in Canada. Mr. Cox was an officer of this company at the time of the bankruptcy.

Committees of the Board

We do not have an audit or compensation committee at this time.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as discussed below, none of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Item 10. Executive Compensation.

The following table summarizes the compensation paid to our President and Chief Executive Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Robert Grace President, CEO and Director(1)	2001	$19,900	Nil	Nil	800,000(2)	Nil	Nil
Byron Cox Former President, CEO and Director(3)	2001 2000 1999	$1,850 $6,167 $28,000	Nil Nil Nil	Nil Nil Nil	600,000(4) Nil Nil	Nil Nil Nil	Nil Nil Nil

(1) Mr. Grace was appointed President, Chief Executive Officer and a director of our company on May 2, 2001.

(2) Mr. Grace holds 700,000 options to purchase shares of our common stock at a price of $0.07 exercisable until May 23, 2003 and 100,000 options to purchase shares of our common stock at a price of $0.25 exercisable until September 7, 2003.

(3) Mr. Cox resigned as President, Chief Executive Officer of our company on May 2, 2001 but continues to serve as our Secretary and Treasurer.

(4) Mr. Cox was granted 350,000 options to purchase shares of our common stock at a price of $0.09 exercisable until February 26, 2002, which options have since expired. He also holds 250,000 options to purchase shares of our common stock at a price of $0.25 exercisable until September 7, 2003.

As of the date of this annual report, we have no compensatory plan or arrangement with respect to any officer that results or will result in the payment of compensation in any form from the resignation, retirement or any other termination of employment of such officer's employment with our company, from a change in control of our company or a change in such officer's responsibilities following a change in control.

Employment/Consulting Agreements

We have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. Other than the management agreements discussed above, we do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Stock Options/SAR Grants

The following grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2001 to our named executive officers:

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED DECEMBER 31, 2001

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
Robert Grace	700,000 100,000	12.6% 1.8%	$0.07 $0.25	May 23, 2002 September 7, 2003

(1) The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended December 31, 2001 was 5,550,000.

VALUE OF THE OPTIONS GRANTED IN THE YEAR ENDED DECEMBER 31, 2001

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as December 31, 2001 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2001 Exercisable / Unexercisable(1)
Robert Grace	310,000	$25,320	490,000/0	$33,930/$0

(1) The closing bid price on December 31, 2001 was $0.16.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2001.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2001. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On February 26, 2001, we granted an aggregate of 350,000 options to purchase shares of our common stock to Byron Cox, our Secretary and Treasurer, at a price of $0.09 exercisable for a one year period, which options have since expired. On September 7, 2001, we granted an aggregate of 250,000 options to purchase common shares in the capital of our company to Mr. Cox, exercisable at a price of $0.25 per share and expire on September 7, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth, as of April 12, 2002, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Praxis Pharmaceuticals Inc.(2) 856 Homer Street, Suite 100 Vancouver, BC Canada	2,290,000	13%
David Stadnyk Suite 100, 856 Homer Street Vancouver, BC Canada	1,276,817(3)	7%
Robert Grace Suite 100, 856 Homer Street Vancouver, BC Canada	615,000(4)	4%
Byron Cox Suite 100, 865 Homer Street Vancouver, BC Canada	469,000(5)	3%
Directors and Executive Officers as a Group	1,084,000(6)	7%

(1) Based on 17,419,603 shares of common stock issued and outstanding as of April 12, 2002. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Praxis is approximately 50% controlled by our affiliate, David Stadnyk.

(3) 276,817 shares of our common stock are held indirectly through Stadnyk Corporate Group, a company wholly-owned and controlled by David Stadnyk. Includes 1,000,000 stock options exercisable within 60 days.

(4) Includes 440,00 stock options exercisable within 60 days.

(5) Includes 250,000 stock options exercisable within 60 days.

(6) Includes 690,000 stock options exercisable within 60 days.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On November 1, 2001 we borrowed US$5,780 from each of Robert Grace and Byron Cox secured by promissory notes payable upon demand with all accrued interest payable on default.

Item 13. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

None.

Financial Statements Filed as Part of the Annual Report:

The following Financial Statements pertaining to Fairchild are filed as part of this annual report:
Independent Auditors' Report, dated April 1, 2002
Balance Sheets as at December 31, 2001 and 2000
Balance Sheets as at December 31, 2001 and 2000
Statements of Operations and Deficit for the years ended December 31, 2001, 2000 and 1999
Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
Statements of Cash Flow for the years ended December 31, 2001, 2000 and 1999
Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Research, Development and License Agreement with Praxis Pharmaceuticals, Inc. dated May 11, 1999 (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

10.2 Termination of License and Research & Development Agreement dated February 28, 2001 with Praxis Pharmaceuticals, Inc. (incorporated by reference from our Form 8-K filed on February 28, 2001)

10.3 Letter Agreement with Hunter Exploration Group dated April 12, 2001 (incorporated by reference from our Form 8-K filed on April 12, 2001)

10.4 Letter Agreement with Praxis dated January 15, 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION
a Nevada corporation

/s/ Robert Grace
______________________________
By: Robert Grace, President, CEO
and Director

Date: April 16, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Robert Grace
_____________________________________
Robert Grace, President,
Chief Executive Officer and Director

Date: April 16, 2002