Form 10QSB
period 2002-03-31
FAIRCHILD INTERNATIONAL CORP
filed 2002-05-20
CIK 1096550

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-28305

FAIRCHILD INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1880015 (I.R.S. Employer Identification No.)
Suite 600, 595 Hornby Street Vancouver, British Columbia, Canada V6C 1A4 (Address of principal executive offices)
604.646.5614 (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

17,419,603 common shares, par value $0.001 as at May 16, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2002

(EXPRESSED IN U.S. DOLLARS)

UNAUDITED

STEELE & CO.*
 CHARTERED ACCOUNTANTS
*Representing incorporated professionals

SUITE 808 TELEPHONE: (604) 687-8808
808 WEST HASTINGS STREET TELEFAX: (604) 687-2702

VANCOUVER, B.C., CANADA V6C 1C8 EMAIL: email@steele-co.ca
INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of

Fairchild International Corporation
(a development stage company)

We have reviewed the accompanying balance sheet of Fairchild International Corporation (a development stage company) as of March 31, 2002 and the related interim statements of operations and deficit and cash flow for the three months ended March 31, 2002 and 2001 and cumulative to March 31, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Fairchild International Corporation as of December 31, 2001 and the related statements of operations and deficit and cash flow for the year then ended (not presented herein); and in our report dated April 1, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.

Vancouver, Canada "STEELE & CO."

May 14, 2002 CHARTERED ACCOUNTANTS

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2002 AND DECEMBER 31, 2001
(EXPRESSED IN U.S. DOLLARS)

MARCH 31, 2002		DECEMBER 31, 2001

ASSETS

CURRENT
CASH	$1,749	$6,132
ACCOUNTS RECEIVABLE	4,841	-

	$6,590	$6,132

LIABILITIES

CURRENT
ACCOUNTS PAYABLE	$21,248	$26,294
OWING TO RELATED PARTIES	32,287	11,560

	53,535	37,854

SUBSEQUENT EVENTS (NOTE 4)

STOCKHOLDERS' EQUITY
SHARE CAPITAL (NOTE 3)

AUTHORIZED
50,000,000 COMMON SHARES WITH A PAR VALUE OF $.001 PER SHARE
1,000,000 PREFERRED SHARES WITH A PAR VALUE OF $.01 PER SHARE

ISSUED
17,419,603 COMMON SHARES (2001 - 17,074,603)	1,559,932	1,529,732

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,606,877)	(1,561,454)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(46,945)	(31,722)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,590	$6,132

APPROVED BY THE DIRECTOR

/s/ Robert Grace

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND CUMULATIVE TO MARCH 31, 2002
(EXPRESSED IN U.S. DOLLARS)

	CUMULATIVE TO MARCH 31, 2002	THREE MONTHS ENDED
		MARCH 31, 2002	MARCH 31, 2001

EXPENSES

ADVERTISING	$9,008	$-	$-
BANK CHARGES AND FOREIGN EXCHANGE	13,924	49	201
CONSULTING	57,367	-	-
OFFICE, RENT AND SECRETARIAL	58,846	5,007	(1,247)
PROFESSIONAL FEES	142,576	6,222	2,593
PROMOTION AND TRAVEL	513,156	542	-
RELATED PARTY
ADMINISTRATION	167,372	11,050	-
CONSULTING	50,000	-	-
DEBT FORGIVENESS	(54,447)	-	-
RESEARCH AND DEVELOPMENT AND LICENSE FEES	163,520	-	-
SHAREHOLDER INFORMATION	20,304	-	-
TELEPHONE	3,440	-	(445)
TRANSFER AGENT FEES	8,655		-
	1,153,721	22,870	1,102
LICENSE ROYALTIES	(4,841)	(4,841)	-
OIL AND GAS INTERESTS	286,748	27,394	-
MINERAL INTERESTS	171,249	-	-

NET LOSS FOR THE PERIOD	1,606,877	45,423	1,102

DEFICIT BEGINNING OF THE PERIOD		1,561,454	1,019,677

DEFICIT END OF THE PERIOD		$1,606,877	$1,020,779

BASIC LOSS PER SHARE		$01	$.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		17,287,937	10,988,210

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
AND CUMULATIVE TO MARCH 31, 2002
(EXPRESSED IN U.S. DOLLARS)

	CUMULATIVE TO MARCH 31, 2002	THREE MONTHS ENDED
		MARCH 31, 2002	MARCH 31, 2001

CASH PROVIDED (USED) BY

OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD	$(1,606,877)	$(45,423)	$(1,102)

NON-CASH ITEM

ISSUE OF SHARES FOR SERVICES AND MINERAL INTEREST	382,681	-	-

CHANGE IN NON-CASH OPERATING ITEMS

ACCOUNTS RECEIVABLE	(4,841)	(4,841)	-
ACCOUNTS PAYABLE	21,248	(5,046)	(322)

	(1,207,789)	(55,310)	(1,424)
FINANCING ACTIVITIES

OWING TO RELATED PARTIES	32,287	20,727	-
SHARE CAPITAL ISSUED FOR CASH	1,177,251	30,200	-

	1,209,538	50,927	-

CHANGE IN CASH FOR THE PERIOD	1,749	(4,383)	(1,424)

CASH BEGINNING OF THE PERIOD	-	6,132	4,242

CASH END OF THE PERIOD	$1,749	$1,749	$2,818

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

MARCH 31, 2002

(EXPRESSED IN U.S. DOLLARS)

1. BASIS OF PRESENTATION

These interim financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2001 and included with Fairchild International Corporation's annual report Form 10-K. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the three-month periods ended March 31, 2002 and 2001. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2. GOING CONCERN CONSIDERATIONS AND LICENSE TERMINATION

As of March 31, 2002, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $45,423 and $541,777 for the three-month period ended March 31, 2002 and fiscal year ended December 31, 2001 respectively and had net capital deficiencies of $46,945 as of March 31, 2002 and $31,722 as of December 31, 2001.

3. SHARE CAPITAL

a. Authorized

50,000,000 Common shares with a par value of $.001 per share

1,000,000 Preferred shares with a par value of $.01 per share
b. Issued and Paid In Capital	PER SHARE	SHARES	CONSIDERATION

Common Shares
Balance at December 31, 2001		17,074,603	$1,529,732

For cash - stock options	$.073	50,000	3,650
- stock options	$.09	295,000	26,550

Balance at March 31, 2002		17,419,603	$1,559,932

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2002

(EXPRESSED IN U.S. DOLLARS)

3. SHARE CAPITAL - (CONTINUED)

c. Incentive Stock Options

The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in the financial statements.

The Company has granted incentive stock options exercisable as follows:
OUTSTANDING			OUTSTANDING
DEC 31, 2001	GRANTED	EXERCISED	MARCH 31, 2002	TERMS

390,000		(50,000)	340,000	$ .073 to May 23, 2004
350,000		(295,000)	55,000	$ .09 to July 23, 2004
300,000		-	300,000	$ .25 to September 7, 2004
750,000		-	750,000	$ .06 to Sept 7, 2004 (revised from $.25)
-	1,000,000	-	1,000,000	$ .03 to March 14, 2005

1,790,000	1,000,000	(345,000)	2,445,000

4. SUBSEQUENT EVENTS

a. Oil and gas interests

The Company has entered into a farm in agreement to acquire up to a 3.75% undivided interest (5% working interest) in up to six test wells. In addition to the working interest payments, a participation fee of up to $15,000 is required for each well prior to spudding. The Company has advanced $58,159 pursuant to the agreement.

The Company has borrowed $62,905 from a former related party, substantially for the purpose of funding the acquisition of the oil and gas interests.

b. Share options

On April 30, 2002, the Company reduced the exercise price of options to acquire 750,000 shares to $0.06 per share (previously $0.25 per share). As a result, the provisions of FASB Interpretation No. 44 relating to variable accounting will apply when the share public trading price exceeds the revised exercise price. The Company will incur compensation expense measured in each accounting period for these options, calculated at the difference between the share price and the exercise price.

UNAUDITED

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Fairchild" mean Fairchild International Corporation, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

General

Fairchild was incorporated on June 20, 1997 under the laws of the State of Nevada under the name Goanna Resources, Inc. On June 24, 1999 we changed our name to Fairchild International Corporation.

Plan of Operation

Acquisition

On April 15, 2002, we entered into a Farmout Agreement with Olympic Resources (Arizona) Ltd. wherein we have the right to earn from Olympic an assignment of Olympic's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we will earn and Olympic will assign a 3.75% undivided interest in five test wells. We have the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. Upon payment by us for the drilling and completion costs, we shall earn a 3.75% working interest in the balance of the farmout lands, provided that if by December 31, 2003 less than 6 test wells have been drilled we shall earn, subject to any limitations established under the underlying operating agreement, an interest in the balance of the farmout lands by virtue of having paid for our share of drilling costs (up to but not including casing) for the test wells actually drilled prior to December 31, 2003, notwithstanding that we have not paid for such drilling costs for 6 test wells. The drilling program is expected to continue for several months

Results of Operations

We continue to incur losses from operations. The net loss for the three months ended March 31, 2002 was $45,423 compared to $1,102 for the three months ended March 31, 2001. The increase in the net loss is due primarily to the increase in the level of our operations. Related party administration costs were $11,050, as compared to $nil for the prior period. We expended $27,394 for the acquisition of oil and gas interests. Professional fees increased from $2,593 in 2001 to $6,222 in 2002.

Liquidity and Capital Resources

Since inception, our primary source of funding our operations has been through private sales of our securities and loans from related parties. For the three months ended March 31, 2002, we issued stock for cash of $30,200.

As at March 31, 2002, our working capital deficiency was $46,945, as compared to a deficiency of $31,722 as at December 31, 2001. The increase in the working capital deficiency was due primarily to the loss for the three-month period resulting from increased levels of operations.

Cash Requirements

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $50,000 over the twelve months ending March 31, 2003 for general and administrative expenses and approximately a further $100,000 to fund our current oil and gas exploration activities. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

Going Concern

The notes to the financial statements include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses from operations and require additional financing. We need to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to acquire the oil and gas property interests, carry out adequate exploration activities, or engage in development activities, if warranted. Even if we were able to develop our property interests, there is no assurance that we would be able to attain profitable operations.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

Likelihood of Profit

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein.

Lack of Financial Resources

Our ability to continue exploration and, if warranted, development of our properties will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our properties may be lost to exploration partners or our properties may be lost entirely. We have limited financial resources and limited cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. The method of financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

There can be no assurance that additional funding will be available to us for exploration and development of our projects or to fulfil our obligations under any applicable agreements. Although historically we have announced additional financings to proceed with the development of some of our previous properties, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable. Failure to obtain such additional financing could result in delay or indefinite postponement of further exploration and development of our projects with the possible loss of such properties.

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

Financial Considerations

Our decision as to whether our properties contain commercial oil and gas deposits and should be brought into production will require substantial funds and depend upon the results of exploration programs and feasibility studies and the recommendations of duly qualified engineers, geologists, or both. This decision will involve consideration and evaluation of several significant factors including but not limited to: (1) costs of bringing a property into production, including exploration and development work, preparation of production feasibility studies, and construction of production facilities; (2) availability and costs of financing; (3) ongoing costs of production; (4) market prices for the oil and gas to be produced; (5) environmental compliance regulations and restraints; and (6) political climate, governmental regulation and control.

Property Defects

We have obtained title reports with respect to our oil and gas properties and believes our interests are valid and enforceable; however, these reports do not guarantee title against all possible claims. The properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected through title research. Additionally, the land upon which we hold oil and gas leases may not have been surveyed; therefore, the precise area and location of such interests may be subject to challenge.

Currency Fluctuations

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

Need to Manage Growth

In the event our properties commence production, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas. There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls. If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

Dependence on Key Personnel/Employees

We are dependent on our ability to hire and retain highly skilled and qualified personnel. We face competition for qualified personnel from numerous industry sources, and there can be no assurance that we will be able to attract and retain qualified personnel on acceptable terms. We do not have key man insurance on any of our employees. The loss of service of any of our key personnel could have a material adverse effect on our operations or financial condition.

Dependence on Lario Oil & Gas Co.

Under the Farmout Agreement and the operating agreement referred to therein, Lario Oil & Gas Co. will act as operator for the purposes of carrying out the work necessary to obtain our right to earn an interest under the Farmout Agreement and we are therefore dependent upon Lario's expertise in the area of oil and gas exploration.

Conflicts of Interest

In addition to their interest in our company, our management currently engages, and intends to engage in the future, in the oil and gas business independently of our company. As a result, conflicts of interest between us and management of our company might arise.

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

Risks Relating to the Industry

Oil and Gas Exploration

Exploration for economic reserves of oil and gas is subject to a number of risk factors. While the rewards to an investor can be substantial if an economically viable discovery is made, few of the properties that are explored are ultimately developed into producing oil and/or gas wells. Our properties are in the exploration and development stage only and are without proven reserves of oil and gas. There can be no assurance that we will establish commercial discoveries on any of our properties.

Potential Profitability of Oil and Gas Ventures Depends Upon Factors Beyond the Control of Our Company

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. The extent of these factors cannot be accurately predicted but the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competitiveness of Oil and Gas Industry

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. There can be no assurance that the necessary funds can be raised or that any projected work will be completed.

Fluctuating Price and Demand

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Comprehensive Regulation of Oil and Gas Industry

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. No assurance can be given that environmental standards imposed by federal, provincial, or local authorities will not be changed or that any such changes would not have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons.

Environmental Regulations

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

Our operating partners maintain insurance coverage customary to the industry; however, it is not fully insured against all environmental risks.

Risks Associated with Drilling

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution or hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Government Regulation/Administrative Practices

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect the Company. Any or all of these situations may have a negative impact on one or more of the Company's ability to operate and/or its profitably.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On May 17, 2002 we filed a current report on Form 8-K announcing the entering into of a Farmout Agreement with Olympic Resources (Arizona) Ltd. wherein we have the right to earn from Olympic an assignment of Olympic's interest in oil and gas leasehold interets in certain lands located in Tehama County, California.

Financial Statements Filed as Part of the Quarterly Report

Our consolidated financial statements include:

Balance Sheets

Statements of Operations and Deficit

Statements of Cash Flows

Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Farmout Agreement dated April 15, 2002 between Fairchild International Corporation and Olympic Resources (Arizona) Ltd. (incorporated by reference from our current report on Form 8-K filed on May 17, 2002)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

/s/ Robert Grace
By:___________________________
Robert Grace, President and Director
May 17, 2002