Form 10QSB
period 2002-06-30
FAIRCHILD INTERNATIONAL CORP
filed 2002-08-19
CIK 1096550

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

21,364,603 common shares, par value $0.001 as at August 9, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 19, 2002

/s/ George Tsafalas
___________________________________________
Director of Fairchild International Corporation

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2002

(EXPRESSED IN U.S. DOLLARS)

UNAUDITED

STEELE & CO.* CHARTERED ACCOUNTANTS *Representing incorporated professionals

SUITE 808 808 WEST HASTINGS STREET VANCOUVER, B.C., CANADA V6C 1C8	TELEPHONE: TELEFAX: EMAIL:	(604) 687-8808 (604) 687-2702 email@steele-co.ca

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of

Fairchild International Corporation
(a development stage company)

We have reviewed the accompanying balance sheet of Fairchild International Corporation (a development stage company) as of June 30, 2002 and the related interim statements of operations and deficit and cash flow for the six months ended June 30, 2002 and 2001 and cumulative to June 30, 2002. These financial statements are the responsibility of the Company's management.

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

Vancouver, Canada	/s/ Steele & Co. STEELE & CO.
August 12, 2002	CHARTERED ACCOUNTANTS

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)
	June 30,	December 31,
	2002	2001
ASSETS

CURRENT

CASH	$1,331	$6,132
ACCOUNTS RECEIVABLE	8,434	-

	$9,765	$6,132
LIABILITIES

CURRENT

ACCOUNTS PAYABLE	$35,406	$26,294
OWING TO RELATED PARTIES	26,288	11,560

	61,694	37,854
SUBSEQUENT EVENTS (NOTE 4)

STOCKHOLDERS' EQUITY

SHARE CAPITAL (NOTE 3)

AUTHORIZED
50,000,000 COMMON SHARES WITH A PAR VALUE OF $.001 PER SHARE
1,000,000 PREFERRED SHARES WITH A PAR VALUE OF $.01 PER SHARE

ISSUED
19,362,103 COMMON SHARES (2001 - 17,074,603)	1,651,577	1,529,732

SHARE SUBSCRIPTIONS (NOTE 3)	115,000	-

ACCRUED STOCK COMPENSATION (NOTE 3)	8,500	-

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,827,006)	(1,561,454)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(51,929)	(31,722)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,765	$6,132
APPROVED BY THE DIRECTORS

/s/ George Tsafalas
UNAUDITED
/s/ Byron Cox

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

(EXPRESSED IN U.S. DOLLARS)

	Cumulative to	Six Months Ended
	June 30, 2002	June 30, 2002	June 30, 2001
EXPENSES

ADVERTISING	$9,008	$-	$-
BANK CHARGES AND FOREIGN EXCHANGE	14,027	152	672
CONSULTING	57,367	-	-
OFFICE, RENT AND SECRETARIAL	64,362	10,523	3,724
PROFESSIONAL FEES	156,583	20,229	21,556
PROMOTION AND TRAVEL	514,656	2,042	142,483
RELATED PARTY
ADMINISTRATION	177,372	21,050	11,952
CONSULTING	50,000	-	-
CONSULTING - OPTION PROCEEDS	24,820	24,820	-
STOCK OPTION COMPENSATION	8,500	8,500	-
DEBT FORGIVENESS	(54,447)	-	-
RESEARCH AND DEVELOPMENT
AND LICENSE FEES	163,520	-	-
SHAREHOLDER INFORMATION	20,304	-	-
TELEPHONE	3,440	-	-
TRANSFER AGENT FEES	8,655	-	-

	1,218,167	87,316	180,387
LICENSE ROYALTIES	(16,934)	(16,934)	-
OIL AND GAS INTERESTS	454,524	195,170	65,000
MINERAL INTERESTS	171,249	-	71,622

NET LOSS FOR THE PERIOD	1,827,006	265,552	317,009

DEFICIT BEGINNING OF THE PERIOD		1,561,454	1,019,677

DEFICIT END OF THE PERIOD		$1,827,006	$1,336,686

BASIC LOSS PER SHARE		$.02	$.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		17,600,136	11,338,266

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

(EXPRESSED IN U.S. DOLLARS)

	Cumulative to	Six Months Ended
	June 30, 2002	June 30, 2002	June 30, 2001
CASH PROVIDED (USED) BY

OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD	$(1,827,006)	$(265,552)	$(317,009)

NON-CASH ITEM

ISSUE OF SHARES FOR SERVICES AND MINERAL INTEREST	407,501	24,820	118,823
ACCRUED STOCK OPTION COMPENSATION	8,500	8,500	-

CHANGE IN NON-CASH OPERATING ITEMS

ACCOUNTS RECEIVABLE	(8,434)	(8,434)	-
ACCOUNTS PAYABLE	35,406	9,112	17,984

	(1,384,033)	(231,554)	(180,202)

FINANCING ACTIVITIES

SHARE SUBSCRIPTIONS	115,000	115,000	-
OWING TO RELATED PARTIES	26,288	14,728	127,838
SHARE CAPITAL ISSUED FOR CASH	1,244,076	97,025	54,000

	1,385,364	226,753	181,838

CHANGE IN CASH FOR THE PERIOD	1,331	(4,801)	1,636

CASH BEGINNING OF THE PERIOD	-	6,132	4,242

CASH END OF THE PERIOD	$1,331	$1,331	$5,878

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2002

(EXPRESSED IN U.S. DOLLARS)

1. BASIS OF PRESENTATION

These interim financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2001 and included with Fairchild International Corporation's annual report Form 10-K. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the six month periods ended June 30, 2002 and 2001. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2. GOING CONCERN CONSIDERATIONS AND LICENSE TERMINATION

As of June 30, 2002, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $265,552 and $541,777 for the six month period ended June 30, 2002 and fiscal year ended December 31, 2001 respectively and had net capital deficiencies of $51,929 as of June 30, 2002 and $31,722 as of December 31, 2001.

3. SHARE CAPITAL

a. Authorized

50,000,000	Common shares with a par value of $.001 per share
1,000,000	Preferred shares with a par value of $.01 per share

b. Issued and Paid In Capital

		PER
		SHARE	SHARES	CONSIDERATION

Common Shares
Balance at December 31, 2001			17,074,603	$1,529,732

For cash	- stock options	$.03	1,000,000	30,000
	- stock options	$.06	580,000	34,800
	- stock options	$.073	50,000	3,650
	- stock options	$.09	317,500	28,575
For services	- stock options	$.073	340,000	24,820

			2,287,500	121,845

Balance at June 30, 2002			19,362,103	$1,651,577

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2002

(EXPRESSED IN U.S. DOLLARS)

3. SHARE CAPITAL - (CONTINUED)

c. Incentive Stock Options

The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation is recognized in the financial statements at the time of granting.

On April 30, 2002, the Company reduced the exercise price of options to acquire 750,000 shares to $.06 per share (previously $.25 per share). As a result, the provisions of FASB Interpretation No. 44 relating to variable accounting will apply when the share public trading price exceeds the revised exercise price. The Company will incur compensation expense measured in each accounting period for these options, calculated at the difference between the share price and the exercise price. As at June 30, 2002, the options subject to variable accounting resulted in accrued stock options compensation of $8,500.

The Company has granted incentive stock options exercisable as follows:
OUTSTANDING			OUTSTANDING
DEC 31, 2001	GRANTED	EXERCISED	JUNE 30, 2002	TERMS

390,000	-	(390,000)		$ .073 to May 23, 2004
400,000	-	(317,500)	82,500	$ .09 to July 23, 2004
300,000	-	-	300,000	$ .25 to September 7, 2004
750,000	-	(580,000)	170,000	$ .06 to Sept 7, 2004 (revised from $.25)
-	1,000,000	(1,000,000)	-	$ .03 to March 14, 2005
-	1,050,000	-	1,050,000	$ .075 to July 9, 2005

1,840,000	2,050,000	(2,287,500)	1,602,500

Subsequent to the period, the following options were exercised:

PER SHARE	SHARES	CONSIDERATION

$.06	20,000	$1,200
$.075	150,000	$11,250
$.09	82,500	$7,425

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

JUNE 30, 2002

(EXPRESSED IN U.S. DOLLARS)

3. SHARE CAPITAL - (CONTINUED)

d. Share Subscriptions

The Company has received subscriptions for shares as follows:

	PER SHARE/
	UNIT	SHARES/UNITS	CONSIDERATION

Common shares	$.04	1,750,000	$70,000
	$.07	71,428	5,000

Preferred share units	$1.00	40,000	40,000

Each unit consists of one redeemable,
convertible Series A Preferred share,
par value $1, and three common
shares.
$115,000

4. OIL AND GAS INTERESTS

The Company has entered into a farm-in agreement to acquire up to a 3.75% undivided interest (5% working interest) in four test wells. In addition to the working interest payments, a participation fee of up to $15,000 is required for each well prior to spudding. The Company has advanced $195,170 pursuant to the agreement. The Company borrowed $70,000 from a former related party, substantially for the purpose of funding the acquisition of the oil and gas interests. The obligation was settled subsequent to the period by the issue of shares.

The Company has entered into a 10-test well participation drilling program in Saskatchewan, Canada to earn a 12.5% interest (15.625% working interest). The agreement is with a related party and is subject to financing.

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

During the quarter ended June 30, 2002, we drilled three wells on the East Corning Property in Tehama County, California. The gas sales from the first well have commenced with production at approximately 2,000 MCFPD and the other two wells are now shut in and awaiting a pipeline connection. The fourth well of the program has also finished drilling. Production casing was run after encouraging gas shows and electric log profiles were obtained.

On May 28, 2002, we entered into an amendment agreement with Praxis Pharmaceuticals Inc. to further amend the terms of the Termination Agreement dated February 28, 2001, as amended by agreement dated January 15, 2002. Under the Termination Agreement, Praxis was to retain the 2,600,000 shares of our common stock and agreed to pay us 30% of the net revenues from sales of the two applications in the field of use up to maximum of $250,000 over the first three years of sales. The Termination Agreement was amended by letter agreement dated January 15, 2002. The January 15, 2002 amendment agreement provided that Praxis would be entitled to retain our shares of common stock but that the remaining shares would be placed in a voluntary pooling arrangement under which an amount was to be released every three months to Praxis, being 1% of the total number of our outstanding shares of common stock. The amendment agreement also provided that so long as Praxis paid to us 66.6% of the proceeds from the sale of our shares until $175,000 had been paid, we would deem that payment to be in full and complete satisfaction of the royalty obligation set out in the Termination Agreement. The May 28, 2002 amendment agreement now provides that the shares need not be placed in a voluntary pooling arrangement, that Praxis shall comply with all of the resale requirements in connection with the shares and, so long as Praxis has paid to us a total of $175,000 by May 31, 2003, such payment shall be deemed to be in full and complete satisfaction of the royalty obligation set out in the Termination Agreement.

During the quarter ended June 30, 2002, we received a loan for $70,000 from Patch Energy Inc. of Vancouver, British Columbia. As evidence of this loan we issued a convertible grid promissory note dated April 4, 2002 to Patch Energy Inc. for the principal sum of $70,000 at a rate of 8% per annum calculated monthly. At the election of Patch Energy and upon delivery of written notice to our company, all of the outstanding principal amount of the note shall be converted into shares of our common stock at the lesser of: (i) $0.04 per share; or (ii) the closing bid price of our company's common stock on the OTC Bulletin Board on the trading day immediately preceding the date of conversion notice, less a 20% discount. The loan was elected to be converted into 1,750,000 common shares at a price of $0.04 per share.

During the quarter ended June 30, 2002, we also received subscriptions for 71,428 common shares at a price of $.07 per share.

We also received subscription for a total of 40,000 units having a price of $1.00 per unit, each unit being comprised of 3 common shares and one series A redeemable preferred share. We subsequently agreed with the subscribers that, in lieu of issuing the preferred shares to the subscribers, we would treat the amount payable on redemption as an unsecured loan.

None of the shares subscribed for have been issued as yet.

Effective June 6, 2002, Robert Grace resigned as our President and a director. George Tsafalas was appointed as our President and a director to fill the vacancy created by the resignation of Robert Grace. As well, Byron Cox, our current Secretary and Treasurer was appointed as a director of our company. Mr. Cox now holds the positions of Secretary, Treasurer and director of our company. Effective June 18, 2002, John Thornton was appointed to our board of directors.

On June 25, 2002, we entered into a participation agreement with Patch Energy Inc. to participate in a sixty well drilling program. The oil field is located in Saskatchewan, Canada in the area known as the Kerrobert in the Viking Formation near the Alberta-Saskatchewan Border. Under this participation agreement, we have the right to earn a 12.5% interest in certain drilled wells by incurring, subject to financing, 15.625% of the costs associated with a 10 test well drilling program. This interest represents one-half of the interest otherwise held by Patch Energy under a farmout agreement with True Energy Inc., a TSX Venture Exchange listed company, as operator. Patch Energy Inc. is a private company, the principal shareholder of which is George Tsafalas, our President and director.

Results of Operations

We continue to incur losses from operations. The net loss for the six months ended June 30, 2002 was $265,552 compared to $317,009 for the six months ended June 30, 2001. The decrease in the net loss is due primarily to a decrease in our general and administrative costs, particularly in the area of promotion and travel. Promotion and travel costs were $2,042, as compared to $142,483 for the prior period. We expended $195,170 for the acquisition of oil and gas interests. Professional fees were constant, decreasing slightly from $21,556 in 2001 to $20,229 in 2002.

Liquidity and Capital Resources

Since inception, our primary source of funding our operations has been through private sales of our securities and loans from related parties. For the six months ended June 30, 2002, we issued stock for cash of $97,025 and received subscriptions for a further $115,000 of shares.

As at June 30, 2002, our working capital deficiency was $51,929, as compared to a deficiency of $31,722 as at December 31, 2001. The increase in the working capital deficiency was due primarily to an increase in accounts payable on monies owing to related parties.

Cash Requirements

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $50,000 over the twelve months ending June 30, 2003 for general and administrative expenses and approximately a further $100,000 to fund our current oil and gas exploration activities. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

Dependence on Lario Oil & Gas Co. and True Energy Inc.

Under the Farmout Agreement and the operating agreement referred to therein, Lario Oil & Gas Co. will act as operator for the purposes of carrying out the work necessary to obtain our right to earn an interest under the Farmout Agreement and we are therefore dependent upon Lario's expertise in the area of oil and gas exploration.

Under the participation agreement with Patch Energy Inc. and the underlying farmout agreement referred to therein, True Energy Inc. will act as operator for the purposes of carrying out the work necessary to obtain our right to earn an interest under the participation agreement and we are therefore dependent upon True Energy's expertise in the area of oil and gas exploration.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On July 23, 2002 we issued 71,428 shares in the capital of our company to William Latta in full satisfaction of an outstanding loan in the amount of $5,000. The shares were issued in reliance upon Regulation S of the Securities Act of 1933.

During the quarter we also issued 1,750,000 in satisfaction of a loan in the amount of $70,000 to Patch Energy Inc. The shares were issued in reliance upon Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Effective April 30, 2002, we entered into stock option amendment agreements with certain individuals to provide for an exercise price of $0.06 per share instead of $0.25 per share on an aggregate of 750,000 stock options originally granted on September 7, 2001.

On May 23, 2002 we filed a Form S-8 Registration Statement to register 1,000,000 shares of our common stock in connection with a Consultant Services Agreement dated March 14, 2002 with David Stadnyk. Mr. Stadnyk was issued 1,000,000 options to purchase common shares in the capital of our company at an exercise price of $0.03 per share until March 14, 2005, in connection for services he provided to our company.

John Thornton was appointed to our board of directors effective June 18, 2002.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On May 17, 2002 we filed a current report on Form 8-K announcing the entering into of the Farmout Agreement dated April 17, 2002 with Olympic Resources (Arizona) Ltd. wherein Fairchild has the right to earn from Olympic an assignment of Olympic's oil and gas leasehold interests in certain lands located in Tehama County, California.

On June 17, 2002 we filed a current report on Form 8-K announcing that effective June 6, 2002, Robert Grace resigned as our President and a director. George Tsafalas was appointed as our President and a director to fill the vacancy created by the resignation of Robert Grace. As well, Byron, Cox, our current Secretary and Treasurer was appointed as a director of our company.

Financial Statements Filed as Part of the Quarterly Report

Our financial statements include:

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

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Convertible Grid Promissory Note dated April 4, 2002 with Patch Energy Inc.

10.2 Amendment Agreement dated May 28, 2002 between Fairchild International Corporation and Praxis Pharmaceuticals Inc.

10.3 Participation Agreement dated June 25, 2002 between Fairchild International Corporation and Patch Energy Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

/s/ George Tsafalas
By:___________________________
George Tsafalas, President and Director
August 19, 2002

/s/ Byron Cox
By:___________________________
Byron Cox, Secretary, Treasurer and
Director
August 19, 2002

/s/ John Thornton
By:___________________________
John Thornton, Director
August 19, 2002