Form 10QSB
period 2002-09-30
FAIRCHILD INTERNATIONAL CORP
filed 2002-11-19
CIK 1096550

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

21,836,031 common shares, par value $0.001 as at November 15, 2002

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: November 19, 2002

/s/ George Tsafalas
___________________________________________
Director of Fairchild International Corporation

STEELE & CO.*

CHARTERED ACCOUNTANTS

*Representing incorporated professionals

SUITE 808 TELEPHONE: (604) 687-8808

808 WEST HASTINGS STREET TELEFAX: (604) 687-2702

VANCOUVER, B.C., CANADA V6C 1C8 EMAIL: email@steele-co.ca

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(EXPRESSED IN U.S. DOLLARS)

UNAUDITED

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of

Fairchild International Corporation

(a development stage company)

We have reviewed the accompanying balance sheet of Fairchild International Corporation (a development stage company) as of September 30, 2002 and the related interim statements of operations and deficit and cash flow for the nine months ended September 30, 2002 and 2001 and cumulative to September 30, 2002. These financial statements are the responsibility of the Company's management.

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

Vancouver, Canada "STEELE & CO."

November 7, 2002 CHARTERED ACCOUNTANT

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(EXPRESSED IN U.S. DOLLARS)

	SEPTEMBER 30	DECEMBER 31
	2002	2001

ASSETS

CURRENT
CASH	$221	$6,132
ACCOUNTS RECEIVABLE	11,832	-

	$12,053	$6,132

LIABILITIES

CURRENT
ACCOUNTS PAYABLE	$23,270	$26,294
OWING TO RELATED PARTIES	52,125	11,560
LOANS PAYABLE (NOTE 4)	55,000	-

	130,395	37,854

STOCKHOLDERS' EQUITY

SHARE CAPITAL (NOTE 3)
AUTHORIZED
50,000,000 COMMON SHARES WITH A PAR VALUE OF $.001 PER SHARE
1,000,000 PREFERRED SHARES WITH A PAR VALUE OF $.01 PER SHARE

ISSUED
21,836,031 COMMON SHARES (2001 - 17,074,603)	1,780,202	1,529,732

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,898,544)	(1,561,454)

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)	(118,342)	(31,722)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,053	$6,132

APPROVED BY THE DIRECTORS

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT

(EXPRESSED IN U.S. DOLLARS)

	CUMULATIVE
	TO	NINE MONTHS ENDED
	SEPTEMBER 30	SEPTEMBER 30
	2002	2002	2001

EXPENSES

ADVERTISING	$9,008	$-	$-
BANK CHARGES AND FOREIGN EXCHANGE	14,305	430	960
CONSULTING	57,367	-	18,100
FINANCING COSTS	21,500	21,500	-
OFFICE, RENT AND SECRETARIAL	69,091	15,252	12,087
PROFESSIONAL FEES	163,901	27,547	30,458
PROMOTION AND TRAVEL	516,525	3,911	148,809
RELATED PARTY
ADMINISTRATION	218,622	62,300	21,829
CONSULTING	50,000	-	-
CONSULTING - OPTION PROCEEDS	24,820	24,820	-
STOCK OPTION COMPENSATION
DEBT FORGIVENESS	(54,447)	-	-
RESEARCH AND DEVELOPMENT AND LICENSE FEES	163,520	-	-
SHAREHOLDER INFORMATION	20,304	-	-
TELEPHONE	3,440	-	-
TRANSFER AGENT FEES	8,655	-	-

	1,286,611	155,760	232,243
LICENSE ROYALTIES	(21,314)	(21,314)	-
OIL AND GAS INTERESTS	461,998	202,644	215,663
MINERAL INTERESTS	171,249	-	71,622

NET LOSS FOR THE PERIOD	$1,898,544	337,090	519,528

DEFICIT BEGINNING OF THE PERIOD		1,561,454	1,019,677

DEFICIT END OF THE PERIOD		$1,898,544	1,539,205

BASIC LOSS PER SHARE		$.02	$.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		18,656,962	12,435,045

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW

(EXPRESSED IN U.S. DOLLARS)

	CUMULATIVE
	TO	NINE MONTHS ENDED
	SEPTEMBER 30	SEPTEMBER 30
	2002	2002	2001

CASH PROVIDED (USED) BY

OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD	$(1,898,544)	$(337,090)	$(519,528)

NON-CASH ITEM

ISSUE OF SHARES FOR SERVICES AND MINERAL INTEREST	410,501	27,820	145,823

CHANGE IN NON-CASH OPERATING ITEMS

ACCOUNTS RECEIVABLE	(11,832)	(11,832)	-
ACCOUNTS PAYABLE	23,270	(3,024)	11,195

	(1,476,605)	(324,126)	(362,510)

FINANCING ACTIVITIES

SHARE SUBSCRIPTIONS	-	-	47,000
OWING TO RELATED PARTIES	52,125	40,565	68,935
LOANS PAYABLE	55,000	55,000	-
SHARE CAPITAL ISSUED FOR CASH	1,369,701	222,650	250,430

	1,476,826	318,215	366,365

CHANGE IN CASH FOR THE PERIOD	221	(5,911)	3,855

CASH BEGINNING OF THE PERIOD	-	6,132	4,242

CASH END OF THE PERIOD	$221	$221	$8,097

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS - SEPTEMBER 30, 2002

(EXPRESSED IN U.S. DOLLARS)

1 BASIS OF PRESENTATION

These interim financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim financial statements should be read in conjunction with the audited annual financial statements for the year ended December 31, 2001 and included with Fairchild International Corporation's annual report Form 10-K. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the nine month periods ended September 30, 2002 and 2001. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2 GOING CONCERN CONSIDERATIONS

As of September 30, 2002, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $337,090 and $541,777 for the nine month period ended September 30, 2002 and the fiscal year ended December 31, 2001 respectively and had net capital deficiencies of $118,342 as of September 30, 2002 and $31,722 as of December 31, 2001.

3. SHARE CAPITAL

a. Authorized

50,000,000 Common shares with a par value of $.001 per share

1,000,000 Preferred shares with a par value of $.01 per share
b. Issued and Paid In Capital	PER SHARE	SHARES	CONSIDERATION

Balance at December 31, 2001		17,074,603	$1,529,732

For cash	$.040	1,750,000	70,000
For cash	$.070	71,428	5,000
For cash - stock options	$.030	1,000,000	30,000
- stock options	$.060	600,000	36,000
- stock options	$.073	50,000	3,650
- stock options	$.075	340,000	25,500
- stock options	$.090	400,000	36,000
For units converted	$.110	150,000	16,500
For finders fees	$.050	60,000	3,000
For services	$.073	340,000	24,820

Balance at September 30, 2002		21,836,031	$1,780,202

UNAUDITED

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS - SEPTEMBER 30, 2002

(EXPRESSED IN U.S. DOLLARS)

3. SHARE CAPITAL (CONTINUED)

c. Incentive Stock Options

The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation is recognized in the financial statements at the time of granting.

On April 30, 2002, the Company reduced the exercise price of options to acquire 750,000 shares to $.06 per share (previously $.25 per share). As a result, the provisions of FASB Interpretation No. 44 relating to variable accounting will apply when the share public trading price exceeds the revised exercise price. The Company will incur compensation expense measured in each accounting period for these options, calculated at the difference between the share price and the exercise price. As at September 30, 2002, the options subject to variable accounting resulted in accrued stock options compensation of $Nil.

The Company has granted incentive stock options exercisable as follows:
OUTSTANDING			OUTSTANDING
DEC 31, 2001	GRANTED	EXERCISED	SEPT. 30, 2002	TERMS

390,000	-	(390,000)	-	$ .073 to May 23, 2004
400,000	-	(400,000)	-	$ .09 to July 23, 2004
300,000	-	-	300,000	$ .25 to September 7, 2004
750,000	-	(600,000)	150,000	$ .06 to Sept 7, 2004 (revised from $.25)
-	1,000,000	(1,000,000)	-	$ .03 to March 14, 2005
-	1,050,000	(350,000)	700,000	$ .075 to July 9, 2005
-	475,000	-	475,000	$ .018 to November 4, 2005

1,840,000	2,525,000	((2,740,000)	1,625,000

4. LOANS PAYABLE - PREFERRED SHARE UNITS

The Company issued 50,000 units at $1 per unit and each unit consisted of one redeemable preferred share and three common shares. The common shares were issued for consideration equal to their market value on the date of the unit issue (150,000 shares at $.11 per share). The preferred shares were not issued, but were exchanged for notes payable at 110% of the initial unit value and financing costs of $21,500 have been recognized.

5. OIL AND GAS INTERESTS

The Company has entered into a farm-in agreement to acquire up to a 3.75% undivided interest (5% working interest) in four test wells. In addition to the working interest payments, a participation fee of up to $15,000 is required for each well prior to spudding. The Company has advanced net cash calls of $199,643 pursuant to the agreement.

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

General Corporate History

Fairchild was incorporated on June 20, 1997 under the laws of the State of Nevada under the name Goanna Resources, Inc. On June 24, 1999 we changed our name to Fairchild International Corporation.

Our Current Business

On April 15, 2002, we entered into a Farmout Agreement with Olympic Resources (Arizona) Ltd. wherein we have the right to earn from Olympic an assignment of Olympic's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Olympic would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. By paying a total of $199,643 pursuant to the agreement we have earned a 3.75% undivided interest in four test wells. We have received a total of $4,535 in revenue from our interest in the four test wells.

During the quarter ended September 30, 2002, we received subscriptions for 71,428 common shares at a price of $.07 per share and 60,000 common shares at a price of $.05 per share.

We also received subscription for a total of 50,000 units having a price of $1.00 per unit, each unit being comprised of 3 common shares and one series A redeemable preferred share. We subsequently agreed with the subscribers that, in lieu of issuing the preferred shares to the subscribers, we would treat the amount payable on redemption as an unsecured loan.

On June 25, 2002, we entered into a participation agreement with Patch Energy Inc. to participate in a sixty well drilling program. The oil field is located in Saskatchewan, Canada in the area known as the Kerrobert in the Viking Formation near the Alberta-Saskatchewan Border. Under this participation agreement, we have the right to earn a 12.5% interest in certain drilled wells by incurring, subject to financing, 15.625% of the costs associated with a 10 test well drilling program. This interest represents one-half of the interest otherwise held by Patch Energy under a farmout agreement with True Energy Inc., a Toronto Stock Exchange listed company, as operator. Patch Energy Inc. is a private company, the principal shareholder of which is George Tsafalas, our President and director. We are currently renegotiating this agreement with Patch Energy to reduce our participation.

Plan of Operations

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $50,000 over the twelve months ending September 30, 2003 for general and administrative expenses and approximately a further $40,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests should be sufficient to fund our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

Going Concern

The notes to the financial statements include an explanatory paragraph relating to the uncertainty of our ability to continue as a going concern. We have suffered losses from operations and require additional financing. We need to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to acquire further oil and gas property interests, carry out adequate exploration activities, or engage in development activities, if warranted. Even if we were able to develop our property interests, there is no assurance that we would be able to attain profitable operations.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Company's President, Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Changes in Securities.

Recent Sales of Unregistered Securities

On June 28, 2002 we issued 150,000 shares in the capital of our company, 60,000 to David Stadnyk, 60,000 to Lura Osborne and 30,000 to Orthence Cabell. The shares were issued in connection with subscriptions for 50,000 units at $1.00 per unit, each unit comprised of 3 common shares and a promissory note. The shares were issued in reliance upon Regulation S of the Securities Act of 1933.

On July 23, 2002 we issued 71,428 shares in the capital of our company to William Latta in full satisfaction of an outstanding loan in the amount of $5,000. The shares were issued in reliance upon Regulation S of the Securities Act of 1933.

On September 10, 2002 we issued 60,000 shares in the capital of our company to Malcolm Bell as consideration for a $3,000 finder's fee payable to him in connection with Fairchild's participation in four test wells pursuant to the farmout agreement with Olympic Resources (Arizona) Ltd. The shares were issued in reliance upon Regulation S of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 16, 2002 we filed a Form S-8 Registration Statement to register 1,050,000 shares of our common stock in connection with Stock Option Agreements with George Tsafalas, Byron Cox, Dave Jeffery and John Thornton, each dated July 9, 2002. Mr. Tsafalas was issued 400,000 options, Mr. Cox was issued 250,000 options, Mr. Jeffery was issued 150,000 options and Mr. Thornton was issued 250,000 options, to purchase common shares in the capital of our company at an exercise price of $0.075 per share until July 9, 2005.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On August 19, 2002, we filed a current Form 8-K announcing the filing of our Form 10-QSB Quarterly Report for the period ended June 30, 2002 with the United States Securities and Exchange Commission. In connection with the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements, we have attached as exhibit 99.1 to the Form 8-K Current Report the Certification of the Chief Executive Officer and the Chief Financial Officer.

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

FAIRCHILD INTERNATIONAL CORPORATION

/s/ George Tsafalas
By:___________________________
George Tsafalas, President and Director
November 19, 2002

/s/ Byron Cox
By:___________________________
Byron Cox, Secretary, Treasurer and
Director
November 19, 2002

/s/ John Thornton
By:___________________________
John Thornton, Director
November 19, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George Tsafalas, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fairchild International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ George Tsafalas

George Tsafalas
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Byron Cox, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Fairchild International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Byron Cox

Byron Cox
Chief Financial Officer