Form 10KSB
period 2002-12-31
FAIRCHILD INTERNATIONAL CORP
filed 2003-04-15
CIK 1096550

This Form 10-KSB is the subject of a Form 12b-25

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2002

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

21,661,214 @ $0.05(1) = $1,083,060.70
(1) Average of bid and ask closing prices on April 9, 2003, the day of the last trade.

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

24,051,031 common shares, $0.001 par value outstanding as of April 9, 2003

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

Our Current Business

On April 4, 2002 we issued a convertible promissory note to Patch Energy Inc. of Vancouver, BC in consideration for a loan in the sum of $70,000. As consideration for the loan we assigned to Patch Energy a 20% working interest in our oil and gas interests in Tehama County, California. The convertible note accrues interest at a rate of 8% per annum calculated monthly. At the election of Patch Energy and upon delivery of written notice to our company, all of the outstanding principal amount of the note shall be converted into shares of common stock at the lesser of: (i) $0.04 per share; or (ii) the closing bid price of our company's common stock on the OTC Bulletin Board on the trading day immediately preceding the date of conversion notice, less a 20% discount. On July 16, 2002, the loan was converted into 1,750,000 common shares at a price of $0.04 per share.

On April 15, 2002, we entered into a Farmout Agreement with Olympic Resources (Arizona) Ltd. wherein we have the right to earn from Olympic an assignment of Olympic's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Olympic would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we earned a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch of its 20% working interest in our 3.75% interest.

On May 28, 2002, we entered into an amendment agreement with Praxis Pharmaceuticals Inc. to further amend the terms of the Termination Agreement dated February 28, 2001, as amended by agreement dated January 15, 2002. Under the Termination Agreement, Praxis was to retain the 2,600,000 shares of our common stock and agreed to pay us 30% of the net revenues from sales of the two applications in the field of use up to a maximum of $250,000 over the first three years of sales. The Termination Agreement was amended by letter agreement dated January 15, 2002. The January 15, 2002 amendment agreement provided that Praxis would be entitled to retain our shares of common stock but that the remaining shares would be placed in a voluntary pooling arrangement under which an amount was to be released ever three months to Praxis, being 1% of the total number of our outstanding shares of common stock. The amendment agreement also provided that so long as Praxis paid to us 66.6% of the proceeds from the sale of our shares until $175,000 had been paid, we would deem that payment to be in full and complete satisfaction of the royalty obligation set out in the Termination Agreement. The May 28, 2002 amendment agreement provided that the shares need not be placed in a voluntary pooling arrangement, that Praxis shall comply with all of the resale requirements in connection with the shares and, so long as Praxis has paid to us a total of $175,000 by May 31, 2003, such payment shall be deemed to be in full and complete satisfaction of the royalty obligation set out in the Termination Agreement. The Termination Agreement was further amended by agreement dated March 14, 2003 to provide for an extension of the date for payment of the $175,000 to on or before May 31, 2004.

Effective June 6, 2002, Robert Grace resigned as our President and a director. George Tsafalas was appointed as President and a director to fill the vacancy created by the resignation of Mr. Grace. As well, Byron Cox, our current Secretary and Treasurer was appointed a director of our company on June 6, 2002. Effective June 18, 2002, John Thornton was appointed as a director.

On June 25, 2002, we entered into a participation agreement with Patch Energy to participate in a sixty well drilling program. The oil field is located in Saskatchewan, Canada in the area known as the Kerrobert in the Viking Formation near the Alberta-Saskatchewan Border. Under this participation agreement, we had the right to earn a 12.5% interest in certain drilled wells by incurring, subject to financing, 15.625% of the costs associated with a 10 test well drilling program. This interest represents one-half of the interest which was otherwise then held by Patch Energy under a farmout agreement with True Energy Inc., a Toronto Stock Exchange listed company, as operator. We subsequently entered into a new agreement with Patch Energy to reduce our participation.

Effective July 8, 2002, we received subscriptions for an aggregate of 50,000 units at a price of $1.00 per unit. Each unit was to consist of one Series A preferred share and three shares of our common stock. The common shares were issued at $0.11 per share. The preferred shares were not issued but were exchanged for promissory notes with a principal amount equal to the original subscription amounts and financing cash of $16,500 have been recognized in our financial statements in connection with the subscriptions.

On December 2, 2002 we entered into a new participation agreement with Patch Energy which replaced the agreement of June 24, 2002. Pursuant to the terms of a farmout and joint operating agreement dated May 1, 2002 between Patch Energy, True Energy Inc. and Arsenal Energy Inc., Patch Energy had the right to earn a 12.5% interest in the Farmout Lands (as defined in the Farmout Agreement) by incurring 15.625% of the costs (the "Initial Costs") associated with the Test Wells (as defined in the Farmout Agreement).

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch Energy pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch Energy in order that Patch Energy might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $68,772 as our share of the costs associated with the Test Wells as of December 31, 2002.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 10 well drill program. The parties to the Farmout Agreement are proposing to carry out a further 10 well drill program (the "Second Program"). Under the terms of this participation agreement, Fairchild could earn a 1.75% interest in the Second Program, being a one-sixth share of the interest of Patch in the Second Program in consideration of incurring an equal percentage of the costs associated with the Second Program. We intended to fund our share of the costs associated with the Second Program from our working capital.

Effective March 24, 2003, we issued an aggregate of 2,350,000 options to purchase shares of our common stock to certain of our directors, officers, employees and/or consultants in consideration of past and present services.

On April 3, 2003, we entered into an amendment agreement (the "Amendment Agreement") to the Participation Agreement dated February 10, 2003 with Patch Energy. Patch has confirmed with Fairchild that its ability to continue to earn a 12.5% interest in any wells drilled on certain lands located in the Kerrobert Area of Saskatchewan, Canada, under the terms of a Farmout and Joint Operation Agreement with Arsenal Energy and True Energy, as operator, is contingent upon Patch paying 15.625% of the costs associated with such wells. The Amendment Agreement provides that Fairchild is now obligated to incur 2.5% of the costs associated with the second 10 well drill program on the Farmout Lands in order to earn a 1.75% interest in such wells, as opposed to incurring 1.75% of the costs as the original participation agreement provided for, reflecting the increased costs to which Patch is subject.

Plan of Operation

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $175,000 over the twelve months ending December 31, 2003 for general and administrative expenses and approximately a further $250,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towardsour anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

Our shares of common stock are considered speculative while we proceed with our commitments under the Farmout Agreement and the Participation Agreements or while we continue our search for new business opportunities. Prospective investors should consider carefully the risk factors set out below.

Limited Operating History and History of Losses

We have a limited oil and gas operating history and therefore have a limited history of earnings. We started our oil and gas operations in December of 2002 with the acquisition of our interest in our current properties. To date, we have incurred substantial net losses. As of December 31, 2002, we had a cumulative deficit of $1,916,689. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

We anticipate that we may require financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination. We anticipate that we will have sufficient capital to fund our ongoing operations until that time. However, we may be required to raise additional financing for a particular business combination or business opportunity. We would likely seek to secure any additional financing necessary through private placements of our common stock.

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

Property Defects

We have not obtained title reports with respect to our oil and gas properties and believe our interests are valid and enforceable. The properties may be subject to prior unregistered agreements, native land claims or transfers which have not been recorded or detected through title research. Additionally, the land upon which we hold oil and gas leases may not have been surveyed; therefore, the precise area and location of such interests may be subject to challenge.

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

Dependence on Operators

Under the Farmout Agreement with Olympic Resources (Arizona) Ltd. and the operating agreement referred to therein, Lario Oil & Gas Co. will act as operator for the purposes of carrying out the work necessary to ensure our right to earn an interest under the Farmout Agreement and we are therefore dependent upon Lario's expertise in the area of oil and gas exploration and development.

Under the Participation Agreements with Patch Energy Inc., True Energy Inc. will act as operator for the purposes of carrying out the work necessary to ensure our right to earn an interest under the Participation Agreements and we are therefore dependent upon True Energy's expertise in the area of oil and gas exploration and development.

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

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on our Company. Any or all of these situations may have a negative impact on our ability to operate and/or become profitable.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

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

Quarter Ended	High	Low
March 31, 2001	$0.21	$0.06
June 30, 2001	$0.28	$0.04
September 30, 2001	$0.55	$0.07
December 31, 2001	$0.33	$0.09
March 31, 2002	$0.17	$0.031
June 30, 2002	$0.19	$0.035
September 30, 2002	$0.11	$0.033
December 31, 2002	$0.045	$0.014

Our shares of common stock are issued in registered form. American Registrar and Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111 (Telephone: 801.363.9065, facsimile 801.363.9066) is the registrar and transfer agent for our shares of common stock.

As of April 9, 2003, we had 24,051,031 shares of common stock outstanding and approximately 53 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

Recent Sales of Unregistered Securities

Quarter Ended March 31, 2002

We did not issue any shares from treasury during the quarter ended March 31, 2002.

Quarter Ended June 30, 2002

On June 28, 2002, we issued 150,000 common shares in connection with subscriptions for 50,000 units at $1.00 per unit. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.

Quarter Ended September 30, 2002

On July 16, 2002, we issued 1,750,000 shares in satisfaction of a loan in the amount of $70,000 to Patch Energy Inc. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.

On July 23, 2002, we issued 71,428 common shares to William Latta in full satisfaction of an outstanding loan in the amount of $5,000. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.

On September 10, 2002, we issued 60,000 common shares to Malcolm Bell as consideration for a $3,000 finder's fee payable to him in connection with Fairchild's participation in four test wells pursuant to the farmout agreement with Olympic Resources (Arizona) Ltd. These shares were issued in relation upon Regulation S of the Securities Act of 1933.

Quarter Ended December 31, 2002

We did not issue any shares from treasury during the quarter ended December 31, 2002.

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

General

Through the agreements with Olympic Resources (Arizona) Ltd. and Patch Energy Inc., we have earned, or have the right to earn, interests in certain oil and gas exploration and development properties.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

We incurred a net loss of $355,235 for the fiscal year ended December 31, 2002 compared to a net loss of $541,777 for the year ended December 31, 2001. The decrease in the loss is due primarily a significant reduction in promotional and travel costs. We have generated a cumulative loss since inception of $1,916,689. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Discussion and analysis related to significant operating activities undertaken during the year is set out below.

Lack of Revenues

At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2002 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Total expenses for the year ended December 31, 2002 were $355,235 compared to total expenses of $541,777 for the year ended December 31, 2001. The expenses were substantially made up of administration costs and costs related to its oil and gas interests. The decline in administrative expenses from fiscal 2001 is primarily due to a reduction in promotional and travel costs.

Liquidity and Capital Resources

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. As of December 31, 2002 and December 31, 2001, our cash and cash equivalent balances were $297 and $6,132, respectively. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Plan of Operation for the 12 Months ending December 31, 2003

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $175,000 over the twelve months ending December 31, 2003 for general and administrative expenses and approximately a further $250,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2003, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Employees

Over the twelve months ending December 31, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements pertaining to Fairchild are filed as part of this annual report:
Fairchild International Corporation (audited)
Independent Auditors' Report, dated February 28, 2003
Balance Sheets as at December 31, 2002 and 2001
Statements of Operations and Deficit for the years ended December 31, 2002, 2001 and 2000
Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
Statements of Cash Flow for the years ended December 31, 2002, 2001 and 2000
Notes to the Financial Statements

FAIRCHILD INTERNATIONAL CORPORATION

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2002

(IN U.S. DOLLARS)

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Fairchild International Corporation

We have audited the accompanying balance sheets of Fairchild International Corporation (a development stage company) as of December 31, 2002 and 2001 and the statements of operations and deficit, changes in stockholders' equity and cash flow for the years ended December 31, 2002, 2001 and 2000 and cumulative to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairchild International Corporation as of December 31, 2002 and 2001 and the results of its operations and its cash flow for each of the years in the three-year period ended December 31, 2002 and cumulative to December 31, 2002 in conformity with U.S. generally accepted accounting principles consistently applied.

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

/s/ Steele & Co.

Vancouver, Canada

February 28, 2003

CHARTERED ACCOUNTANTS

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
(IN U.S. DOLLARS)
DECEMBER 31
2002		2001

ASSETS

CURRENT

CASH	$297	$6,132
ACCOUNTS RECEIVABLE (NOTE 3)	81,786	0

	$82,083	$6,132
LIABILITIES

CURRENT

ACCOUNTS PAYABLE	$11,429	26,294
OWING TO RELATED PARTIES (NOTE 3)	136,641	11,560

LOANS PAYABLE (NOTE 4)	45,000	0

	193,070	37,854
COMMITMENTS (NOTE 7)

STOCKHOLDERS' EQUITY

SHARE CAPITAL (NOTE 5)

AUTHORIZED
50,000,000 COMMON SHARES WITH A PAR VALUE OF $.001 PER SHARE
1,000,000 PREFERRED SHARES WITH A PAR VALUE OF $.01 PER SHARE

ISSUED
22,651,031 COMMON SHARES (2001 - 17,074,603)	1,805,702	1,529,732

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	(1,916,689)	(1,561,454)

TOTAL STOCKHOLDERS' EQUITY	(110,987)	(31,722)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,083	$6,132

APPROVED BY THE DIRECTORS

/s/ George Tsafalas

George Tsafalas

/s/ Byron Cox

Byron Cox

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND DEFICIT
(IN U.S. DOLLARS)
	CUMULATIVE TO DECEMBER 31	YEAR ENDED DECEMBER 31
	2002	2002	2001	2000

EXPENSES

ADVERTISING	$9,008	$0	$0	$0
BANK CHARGES AND FOREIGN EXCHANGE	14,437	562	989	821
CONSULTING	82,187	24,820	18,100	0
FINANCING COSTS	16,500	16,500	0	0
OFFICE, RENT AND SECRETARIAL	72,773	18,934	14,787	19,896
PROFESSIONAL FEES	172,391	36,037	47,064	12,835
PROMOTION AND TRAVEL	506,427	(6,187)	151,479	36,095
RELATED PARTY
ADMINISTRATION	265,922	109,600	32,829	14,371
CONSULTING	50,000	0	0	0
DEBT FORGIVENESS	(54,447)	0	(54,447)	0
RESEARCH AND DEVELOPMENT AND LICENSE FEES (NOTE 6)	163,520	0	0	5,020
SHAREHOLDER INFORMATION	20,304	0	0	2,282
TELEPHONE	3,440	0	0	246
TRANSFER AGENT FEES	8,655	0	0	898

	1,331,117	200,266	210,801	92,464

LICENSE ROYALTIES (NOTE 6)	(43,304)	(43,304)	0	0
OIL AND GAS INTERESTS	457,627	198,273	259,354	0
MINERAL INTERESTS	171,249	0	71,622	0

NET LOSS FOR THE PERIOD (NOTE 8)	$1,916,689	355,235	541,777	92,464

DEFICIT BEGINNING OF THE YEAR		1,561,454	1,019,677	927,213

DEFICIT END OF THE YEAR		$1,916,689	$1,561,454	$1,019,677

BASIC LOSS PER SHARE		$.02	$.04	$.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		19,451,654	12,648,378	10,988,210

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN U.S. DOLLARS)
	COMMON STOCK		CAPITAL IN EXCESS OF		TOTAL STOCK- HOLDERS'
	SHARES	AMOUNT	PAR VALUE	DEFICIT	EQUITY

STOCKHOLDERS' EQUITY AT DECEMBER 31, 1999	10,988,210	$10,827	$883,942	$(927,213)	$(32,444)

NET LOSS FOR THE YEAR	0	0	0	(92,464)	(92,464)

STOCKHOLDERS' EQUITY AT DECEMBER 31, 2000	10,988,210	10,827	883,942	(1,019,677)	(124,908)

ISSUED FOR CASH
@ $.073/SHARE	510,000	510	36,720	0	37,230
@ $.09/SHARE	2,750,000	2,750	244,750	0	247,500
@ $.1445/SHARE	636,057	636	91,274	0	91,910
@ $.25/SHARE	450,000	450	112,050	0	112,500
ISSUED FOR MINERAL INTERESTS
@ $.16/SHARE	200,000	200	31,800	0	32,000
@ $.07/SHARE	400,000	400	27,600	0	28,000
ISSUED FOR OIL AND GAS INTERESTS
@ $.09/SHARE	300,000	300	26,700	0	27,000
ISSUED FOR SERVICES
@ $.07/SHARE	840,336	840	57,983	0	58,823
NET LOSS FOR THE YEAR	0	0	0	(541,777)	(541,777)

	6,086,393	6,086	628,877	(541,777)	93,186
STOCKHOLDERS' EQUITY AT DECEMBER 31, 2001	17,074,603	16,913	1,512,819	(1,561,454)	(31,722)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(IN U.S. DOLLARS)

COMMON STOCK			CAPITAL IN EXCESS OF		TOTAL STOCK- HOLDERS'
SHARES		AMOUNT	PAR VALUE	DEFICIT	EQUITY

STOCKHOLDERS' EQUITY AT DECEMBER 31, 2001	17,074,603	16,913	1,512,819	(1,561,454)	(31,722)

ISSUED FOR CASH
@ $.04/SHARE	1,750,000	1,750	68,250	0	70,000
@ $.07/SHARE	71,428	71	4,929	0	5,000
ISSUED FOR CASH STOCK OPTIONS
@ $.03/SHARE	1,000,000	1,000	29,000	0	30,000
@ $.06/SHARE	600,000	600	35,400	0	36,000
@ $.073/SHARE	50,000	50	3,600	0	3,650
@ $.075/SHARE	340,000	340	25,160	0	25,500
@ $.09/SHARE	400,000	400	35,600	0	36,000
ISSUED FOR PREFERRED SHARE SUBSCRIPTION
@ $.0110/SHARE	150,000	150	16,350	0	16,500
ISSUED FOR FINDER'S FEES
@ $.05/SHARE	60,000	60	2,940	0	3,000
ISSUED FOR RELATED PARTY SERVICES
@ $.018/SHARE	625,000	625	10,625	0	11,250
@ $.073/SHARE	340,000	340	24,480	0	24,820
@ $.075/SHARE	190,000	190	14,060	0	14,250
NET LOSS FOR THE YEAR	0	0	0	(355,235)	(355,235)

	5,576,428	5,576	270,394	(355,235)	(79,265)

STOCKHOLDERS' EQUITY AT DECEMBER 31, 2002	22,651,031	$22,489	$1,783,213	$(1,916,689)	$(110,987)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOW
(IN U.S. DOLLARS)
	CUMULATIVE TO DECEMBER 31	YEAR ENDED DECEMBER 31
	2002	2002	2001	2000

CASH PROVIDED (USED) BY

OPERATING ACTIVITIES

NET LOSS FOR THE PERIOD	$(1,916,689)	$(355,235)	$(541,777)	$(92,464)

NON-CASH ITEMS
ISSUE OF SHARES FOR SERVICES, OIL AND MINERAL INTERESTS, RESEARCH AND DEVELOPMENT AND LICENSES	436,001	53,320	145,823	0

CHANGE IN NON-CASH OPERATING ITEMS
ACCOUNTS RECEIVABLE	(81,786)	(81,786)	0	0
ACCOUNTS PAYABLE	11,429	(14,865)	8,156	9,933

	(1,551,045)	(398,566)	(387,798)	(82,531)

FINANCING ACTIVITIES

OWING TO RELATED PARTIES	136,641	125,081	(99,452)	49,807
LOANS PAYABLE	45,000	45,000	0	0
SHARE CAPITAL ISSUED
FOR CASH	1,369,701	222,650	489,140	0

	1,551,342	392,731	389,688	49,807

CHANGE IN CASH FOR THE PERIOD	$297	(5,835)	1,890	(32,724)

CASH BEGINNING OF THE YEAR		6,132	4,242	36,966

CASH END OF THE YEAR		$297	$6,132	$4,242

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

FAIRCHILD INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS - DECEMBER 31, 2002
(IN U.S. DOLLARS)

1. GOING CONCERN CONSIDERATIONS

As of December 31, 2002, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $355,235, $541,777 and $92,464 for the fiscal years ended December 31, 2002, 2001 and 2000 respectively and had net capital deficiencies of $110,987 as of December 31, 2002 and $31,722 as of December 31, 2001.

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

3. RELATED PARTY TRANSACTIONS

The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Accounts receivable includes $20,000 (Note 6) owing from a corporate related party. Related party accounts are unsecured with no fixed terms of interest or repayment.

Fees paid to related parties during the three fiscal periods ended December 31 are:

	2002	2001	2000

Administration expenses paid to a company controlled by a director	$0	$0	$14,371
Administration fees paid to related parties	109,600	32,829	0
Financing costs (Note 4)	6,600	0	0

	$116,200	$32,829	$14,371

In April, 2002, the Company borrowed $70,000 from a corporate related party for the acquisition of oil and gas interests in Tehama County, California. Under the terms of the loan agreement the lender exercised the conversion privilege for 1,750,000 common shares at $.04 per share. The Company conveyed to the lender, as additional consideration for granting the loan, 20% of its interest in the prospect and a right of refusal to participate as to 50% in future oil and gas prospects undertaken by the Company.

4. LOANS PAYABLE

The Company issued 50,000 units at $1 per unit and each unit was initially to consist of one redeemable preferred share and three common shares. The common shares were issued for consideration equal to their market value on the date of the unit issue (150,000 shares at $.11 per share). The preferred shares were not issued, but were exchanged for notes payable equal to the original subscription amount and financing costs of $16,500 have been recognized in the financial statements. A related party subscribed for $20,000 (40%) of the financing.

5. SHARE CAPITAL

a. Authorized
50,000,000	Common shares with a par value of $.001 per share
1,000,000	Preferred shares with a par value of $.01 per share

b. Common Shares Issued
	PRICE PER SHARE	SHARES	CONSIDERATION

Balance at December 31, 2000 and 1999		10,988,210	$894,769

For cash	$.073	510,000	37,230
For cash	$.09	2,750,000	247,500
For cash	$.1445	636,057	91,910
For cash	$.25	450,000	112,500
For mineral interests	$.07	400,000	28,000
For mineral interests	$.16	200,000	32,000
For oil and gas interests	$.09	300,000	27,000
For services	$.07	840,336	58,823

Balance at December 31, 2001		17,074,603	1,529,732
Issued during the year
For cash	$.04	1,750,000	70,000
For cash	$.07	71,428	5,000
For cash (options)	$.03	1,000,000	30,000
For cash (options)	$.06	600,000	36,000
For cash (options)	$.073	50,000	3,650
For cash (options)	$.075	340,000	25,500
For cash (options)	$.09	400,000	36,000
For cash (for preferred share subscription)	$.11	150,000	16,500
For finders fee	$.05	60,000	3,000
For services	$.018	625,000	11,250
For services	$.073	340,000	24,820
For services	$.075	190,000	14,250

Balance at December 31, 2002		22,651,031	$1,805,702

c. Incentive Stock Options

The exercise price of stock options granted is not less than the quoted market value of the shares. Accordingly, no stock option compensation is recognized in the financial statements at the time of granting.

On April 30, 2002, the Company reduced the exercise price of options to acquire 750,000 shares to $.06 per share (previously $.25 per share). As a result, the provisions of FASB Interpretation No. 44 relating to variable accounting will apply when the share public trading price exceeds the revised exercise price. The Company will incur compensation expense measured in each accounting period for these options, calculated at the difference between the share price and the exercise price. As at December 31, 2002, the options subject to variable accounting resulted in accrued stock options compensation of $Nil.

The Company has granted incentive stock options exercisable as follows:
OUTSTANDING			OUTSTANDING
DEC 31, 2001	GRANTED	EXERCISED	DEC. 31, 2002	TERMS

390,000	-	(390,000)	-	$ .073 to May 23, 2004
400,000	-	(400,000)	-	$ .09 to July 23, 2004
300,000	-	-	300,000	$ .25 to September 7, 2004
750,000	-	(600,000)	150,000	$ .06 to Sept 7, 2004 (revised from $.25)
-	1,000,000	(1,000,000)	-	$ .03 to March 14, 2005
-	1,050,000	(530,000)	520,000	$ .075 to July 9, 2005
-	625,000	(625,000)	0	$ .018 to November 4, 2005

1,840,000	2,675,000	(3,545,000)	970,000

Subsequent to the year end, the Company granted options to acquire up to 925,000 common shares at $.09 per share exercisable to January 9, 2006. Options exercised subsequent to the year end are: 350,000 for $31,500 and 111,000 for $8,300 to settle $39,800 of amounts owing to related parties; 319,000 for $23,925 and 150,000 for $9,000.

d. Share Warrants

A private placement was approved for the issue of up to 1,500,000 units at $.1445, consisting of one share and a warrant to acquire one share at $.17 for one year.

GRANTED	EXERCISED	OUTSTANDING DECEMBER 31, 2002	TERMS

636,057	0	636,057	$.17 to August 22, 2003

Warrants to acquire 276,000 shares were surrendered for cancellation subsequent to the year end.

6. LICENSE TERMINATION

In 2000, the Company entered into a Research, Development and License Agreement to acquire an exclusive license to make, use and sell certain pharmaceutical products. The Company issued 2,600,000 common shares and paid $137,520 of its total research and development funding obligation of $250,000 as consideration for the license. On February 28, 2001, the parties terminated the Research, Development and License Agreement. As consideration for efforts made, shares issued and cash paid, the Company was entitled to a 30% net revenue royalty from licensed products to a maximum of $250,000 during the first three years of product sales.

Effective January 15, 2002, the parties agreed to place 2,355,000 of the shares in a voluntary pool and that the Company would be entitled to two-thirds of the proceeds from the sale of the shares until it had received $175,000. At that time, the net revenue royalty obligation would be considered satisfied. Insufficient proceeds were received from the sale of the shares to satisfy the Company's net revenue royalty entitlement.

Due to the inability of the Company to predict the timing of payments, the amounts are being recognized on a collected or collectible basis. To December 31, 2002, recognized royalty payments aggregated $43,304, of which $20,000 was collected subsequent to the year end when the parties extended the repayment date to May 31, 2004.

7. RESOURCE INTERESTS

a. Oil and Gas Interests - California, U.S.A.

The Company acquired a 5% working interest in three wells and a 2.7% interest in a fourth well in Tehama County, California. During 2002, the Company incurred net expenditures of $102,107. The Company has conveyed to a corporate related party 20% of its interest as additional consideration for providing a loan to assist the Company in acquiring its interest in the project.

b. Oil and Gas Interests - California, U.S.A.

The Company acquired a 5% working interest in a 8,700 acre property in California for $115,000 and 300,000 shares issued at a deemed value of $27,000. The Company advanced $117,354 in working interest contributions for the drilling of an initial hole which was completed and abandoned in 2002.

c. Oil and Gas Interests - Saskatchewan, Canada

The Company entered into a participation drilling program in Saskatchewan, Canada to earn a 4.167% interest in the wells drilled. To December 31, 2002, the Company has been invoiced $68,772 as its initial share of the program expenditures. Subsequent to the year end, the Company entered into a second participation agreement to earn a 1.75% interest in the wells drilled. The agreements are with a corporate related party.

d. Mineral Interests - Manitoba, Canada

The Company entered into an agreement to acquire a 100% interest in certain lands encompassed by a Special Exploration Permit, located in Northern Manitoba, Canada. The Company issued 600,000 shares at a deemed value of $60,000 and paid $11,622. The Company subsequently abandoned its interest in the property.

e. Drilling Expenditures

In order for the Company to maintain its interest in its oil and gas projects, it will be require to pay its proportionate share of the ongoing program expenditures.

8. INCOME TAXES

No income taxes were payable by the Company for the three fiscal periods ended December 31, 2002.

The Company has incurred operating losses of approximately $1,270,000 which are available to reduce future years' taxable income. No future benefits have been recognized in the accounts. The availability of these losses commences to expire in 2012.

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

As at April 9, 2003 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
George Tsafalas	President, Chief Executive Officer and Director	34	June 6, 2002
Byron Cox	Chief Financial Officer, Secretary, Treasurer and Director	56	May 2, 2001 June 6, 2002
John Thornton	Director	69	June 18, 2002

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

George Tsafalas, President, Chief Executive Officer and Director

Mr. Tsafalas was appointed our President, Chief Executive Officer and a director on June 6, 2002. Mr. Tsafalas has senior management experience in the oil and gas sector, as well as in the hospitality industry and professional sports sectors. He has been active in a number of business enterprises. A former resident of Calgary AB, Mr. Tsafalas has been an investor in the oil industry and maintains a significant interest in the oil patch community in that city.

Mr. Tsafalas was instrumental in negotiating the partnership on the current Kerrobert Viking Properties in Saskatchewan, Canada.

Byron Cox, Secretary and Treasurer

Mr. Cox served as our President and a director from March 12, 1999 until May 2, 2001. He currently serves as our Chief Financial Officer, Secretary and Treasurer and effective June 6, 2002 was appointed a director of our company. Since 1997 he has worked at Alexander-Cox & Company, Vancouver, British Columbia, as that company's president, where he provides investment advisory services, specializing in raising capital and investing in emerging growth companies, as well as developing investor relations programs. Mr. Cox holds a Bachelor of Arts degree from the University of Toronto, a diploma in Business Administration (Marketing) from Ryerson Polytechnic Institute, and a certificate in Strategic Marketing Management from the Harvard Business School. He holds professional accreditation in the American Public Relations Society, as well as the Canadian Public Relations Society.

In October 1997, a bankruptcy receiving order was made against Record Publishing, Inc. (Estate No: 25-060808) in Canada. Mr. Cox was an officer of this company at the time of the bankruptcy.

John Thornton, Director

Mr. Thornton has been involved in the financing and formation of public companies for over three decades.

He has served in the past as a Director on several mining and oil companies and is well known in the investment banking community.

Mr. Thornton's expertise in the financial area will assist Fairchild International in its continuing quest to participate in partnerships with oil companies drilling in development wells.

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
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
George Tsafalas President, CEO and Director(1)	2002	$34,500(2)	Nil	Nil	400,000(3)	Nil	Nil
Robert Grace Former President, CEO and Director(4)	2002 2001	$29,820 $19,900	Nil Nil	Nil Nil	Nil 800,000(5)	Nil Nil	Nil Nil
Byron Cox Former President, CEO and Director(6)	2001 2000	$1,850 $6,167	Nil Nil	Nil Nil	600,000(7) Nil	Nil Nil	Nil Nil

(1) Mr. Tsafalas was appointed as President and a director on June 6, 2002.

(2) Pursuant to a management agreement entered into with our company, Mr. Tsafalas was paid $4,750 per month from June 1, 2002 to and including November 30, 2002 and $6,000 for the month of December 2002.

(3) Incentive stock options entitling the holder to purchase up to an aggregate of 400,000 common shares at a price of $0.075 exercisable until July 9, 2005. In addition, Mr. Tsafalas holds incentive stock options entitling him to purchase up to an aggregate of 950,000 common shares at a price of $0.045 per share exercisable until March 24, 2006.

(4) Mr. Grace resigned as President, Chief Executive Officer and a director of our company on June 6, 2002 .

(5) Incentive stock options entitling the holder to purchase up to an aggregate of 800,000 common shares at a price of $0.07 per share (as to 700,000 options) and at a price of $0.25 per share (as to 100,000 options). These options have expired.

(6) Mr. Cox resigned as President, Chief Executive Officer of our company on May 2, 2001 but continues to serve as our Secretary and Treasurer and director.

(7) Mr. Cox was granted 350,000 options to purchase shares of our common stock at a price of $0.09 exercisable until February 26, 2002, which options have since expired. He also holds 250,000 options to purchase shares of our common stock at a price of $0.25 exercisable until September 7, 2003 and incentive stock options entitling him to purchase up to an aggregate of 200,000 common shares at a price of $0.045 per share exercisable until March 24, 2006.

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

Employment/Consulting Agreements

Pursuant to a management agreement dated June 1, 2002, George Tsafalas, our company's President, was paid $4,750 per month from June 1, 2002 to and including November 30, 2002 and $6,000 for the month of December, 2002, for total annual compensation of $34,500.

Effective April 1, 2003, we entered into a new management agreement with George Tsafalas. This agreement provides for payment to Mr. Tsafalas of $3,000 per month commencing April 1, 2003 and ending March 31, 2004. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable.

Pursuant to a management agreement dated June 1, 2002, David Stadnyk, was paid $6,000 per month from June 1, 2002 to and including December 31, 2002, for total annual compensation of $42,000. Mr. Stadnyk provides oil and gas industry consulting services.

Effective April 1, 2003, we entered into a new management agreement with David Stadnyk. This agreement provides for payment to Mr. Stadnyk of $2,500 per month commencing April 1, 2003 and ending March 31, 2004. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable.

Effective April 1, 2003, we entered into a management agreement with Winston Cabell. This agreement provides for payment to Mr. Cabell of $1,000 per month commencing April 1, 2003 and ending March 31, 2004. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cabell in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. Mr. Cabell assists our company in seeking out new oil and gas investment opportunities.

Other than as disclosed above, we have not entered into any employment or consulting agreements with any of our current officers, directors or employees.

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

Stock Options/SAR Grants

The following grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2002 to our named executive officers:

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED DECEMBER 31, 2002

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
George Tsafalas	400,000	14.95%	$0.075	July 9, 2005

(1) The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended December 31, 2002 was 2,675,000 .

AGGREGATED OPTION/SAR EXERCISES IN THE YEAR ENDED DECEMBER 31, 2002

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as December 31, 2002 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2002 Exercisable / Unexercisable(1)
George Tsafalas	400,000	$30,000	nil/nil	nil/nil

(1) The closing bid price on December 31, 2002 was $0.07.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2002.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2002. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

On July 9, 2002, we granted an aggregate of 250,000 options to purchase shares of our common stock to Byron Cox, our Secretary, Treasurer and director, at a price of $0.075 exercisable until July 9, 2005. John Thornton, one of our directors, was also granted 250,000 options to purchase shares of our common stock at price of $0.075 exercisable until July 9, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

The following table sets forth, as of April 9, 2003, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
David Stadnyk Suite 600, 595 Hornby Street Vancouver, BC	2,568,817(2)	10.68%
George Tsafalas Suite 600, 595 Hornby Street Vancouver, BC	1,237,000(3)	5.14%
Byron Cox Suite 600, 595 Hornby Street Vancouver, BC	559,000(4)	2.32%
John Thornton Suite 600, 595 Hornby Street Vancouver, BC	120,000(5)	0.49%
Directors and Executive Officers as a Group	1,916,000(6)	7.96%

(1) Based on 24,051,031 shares of common stock issued and outstanding as of April 9, 2003. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) 60,000 of these shares are held directly by Mr. Stadnyk, 58,817 shares are held indirectly through Stadnyk Corporate Group, a company wholly-owned and controlled by Mr. Stadnyk and 1,750,000 of these shares are held indirectly through Patch Energy, a company controlled by David Stadnyk. This figure also includes 700,000 stock options exercisable within 60 days.

(3) Includes 950,000 stock options exercisable within 60 days.

(4) Includes 325,000 stock options exercisable within 60 days.

(5) Includes 120,00 stock options exercisable within 60 days.

(6) Includes 1,395,000 stock options exercisable within 60 days.

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

As previously disclosed, effective July 8, 2002, we received subscriptions for an aggregate of 50,000 units at a price of $1.00 per unit. Each unit was to consist of one Series A preferred share and three shares of our common stock.

Effective July 8, 2002, we received subscriptions for an aggregate of 50,000 units at a price of $1.00 per unit. Each unit was to consist of one Series A preferred share and three shares of our common stock. The common shares were issued at $0.11 per share. The preferred shares were not issued but were exchanged for promissory notes with a principal amount equal to the original subscription amounts and financing cash of $16,500 have been recognized in our financial statements in connection with the subscriptions.

Item 13. Exhibits and Reports on Form 8-K.

Reports of Form 8-K

On May 17, 2002, we filed a current report on Form 8-K announcing the entering into of a Farmout Agreement with Olympic Resources (Arizona) Ltd. wherein we have the right to earn from Olympic an assignment of Olympic's interest in oil and gas leasehold interests in certain lands located in Tehama County, California.

On June 17, 2002, we filed a current report on Form 8-K announcing that effective June 6, 2002, Robert Grace resigned as our President and a director. George Tsafalas was appointed as our President and a director to fill the vacancy created by the resignation of Robert Grace. As well, Byron Cox, our current Secretary and Treasurer, was appointed as a director of our company.

On August 19, 2002, we filed a current report on Form 8-K announcing the filing of our Form 10-QSB Quarterly Report for the period ended June 30, 2002 with the United States Securities and Exchange Commission. In connection with the new legislation that requires our Chief Executive Officer and Chief Financial Officer to certify periodic reports that contain financial statements, we have attached as exhibit 99.1 to the Form 8-K Current Report the Certification of the Chief Executive Officer and the Chief Financial Officer.

On February 13, 2003, we filed a current report on Form 8-K announcing that we had entered into a participation agreement with Patch Energy Inc., a private British Columbia company, in order to earn a partial interest in a further 10 well drill program.

On April 8, 2003, we filed a Current Report on Form 8K announcing that we had entered into an amendment agreement to the Participation agreement dated February 10, 2003 with Patch Energy Inc. The Amendment Agreement provides that we are now obligated to incur 2.5% of the costs associated with the second 10 well drill program on the Farmout Lands in order to earn a 1.75% interest in such wells, as opposed to incurring 1.75% of the costs as the original Participation Agreement provided for, reflecting the increased costs to which Patch is subject.

Financial Statements Filed as Part of the Annual Report:

The following Financial Statements pertaining to Fairchild are filed as part of this annual report:
Independent Auditors' Report, dated February 28, 2003
Balance Sheets as at December 31, 2002 and 2001
Balance Sheets as at December 31, 2002 and 2001
Statements of Operations and Deficit for the years ended December 31, 2002, 2001 and 2000
Statements of Changes in Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
Statements of Cash Flow for the years ended December 31, 2002, 2001 and 2000
Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Management Agreement dated June 1, 2002 between Fairchild International Corporation and George Tsafalas.

10.2 Management Agreement dated June 1, 2002 between Fairchild International Corporation and David Stadnyk

10.3 Stock Option Agreement between Fairchild International Corporation and George Tsafalas, dated March 24, 2003

10.4 Stock Option Agreement between Fairchild International Corporation and Byron Cox, dated March 24, 2003

10.5 Stock Option Agreement between Fairchild International Corporation and David Stadnyk, dated March 24, 2003

10.6 Stock Option Agreement between Fairchild International Corporation and John Thornton, dated March 24, 2003

10.7 Stock Option Agreement between Fairchild International Corporation and Winston Cabell, dated March 24, 2003

10.8 Stock Option Agreement between Fairchild International Corporation and David Clark, dated March 24, 2003

(99) Exhibits

99.1 Section 906 Certification

Item 14. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our Company carried out an evaluation of the effectiveness of the design and operation of our Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company's management, including our Company's President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Company's President and Chief Executive Officer and our Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective. There have been no significant changes in our Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

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

/s/ George Tsafalas
______________________________
By: George Tsafalas, President, CEO
and Director

Date: April 11, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ George Tsafalas
_____________________________________
George Tsafalas, President,
Chief Executive Officer and Director

Date: April 11, 2003

/s/ Byron Cox
_____________________________________
Byron Cox, Secretary, Treasurer
and Director

Date: April 11, 2003

/s/ John Thornton
_____________________________________
John Thornton, Director

Date: April 11, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, George Tsafalas, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fairchild International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ George Tsafalas
_______________________________

George Tsafalas
Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Byron Cox, certify that:

1. I have reviewed this annual report on Form 10-KSB of Fairchild International Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Byron Cox
_______________________________

Byron Cox
Chief Financial Officer