Form 10QSB
period 2003-03-31
FAIRCHILD INTERNATIONAL CORP
filed 2003-05-23
CIK 1096550

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-28305

FAIRCHILD INTERNATIONAL CORPORATION (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	91-1880015 (I.R.S. Employer Identification No.)
Suite 1220 Park Place, 666 Burrard Street Vancouver, British Columbia CanadaV6C 2X8 (Address of principal executive offices)
604.688.7450 (Issuer's telephone number)
Suite 600, 595 Burrard Street Vancouver, British Columbia Canada V6C 1A4 (former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

26,893,888 common shares, par value $0.001 as at May 16, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: May 16, 2003

/s/ George Tsafalas
___________________________________________
Director of Fairchild International Corporation
Fairchild International Corporation (A Development Stage Company)

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Balance Sheets
(Expressed in US dollars)
	March 31 2003 $ (unaudited)	December 31, 2002 $ (audited)

Assets

Current Assets

Cash and cash equivalents	17	297
Prepaids	15,000	-
Funds in trust	695	-
Accounts receivable	12,806	81,786

Total Current Assets	28,518	82,083

Oil & Gas Properties, net of accumulated depletion of $64,855	89,072	121,079

Total Assets	117,590	203,162

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable & accrued liabilities	12,424	11,429
Owing to related parties (Note 3)	14,163	136,641
Loans payable (Note 4)	40,000	45,000

Total Liabilities	66,586	193,070

Stockholders' Equity (Deficit)

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock (Note 5)
Authorized: 50,000,000 shares, with a $0.001 par value; Issued: 24,051,031 shares (2002 - 22,651,031 shares)	24,051	22,651

Additional Paid-In Capital	1,981,652	1,783,051

Deficit Accumulated During the Development Stage	(1,954,699)	(1,795,610)

Total Stockholders' Equity (Deficit)	51,004	(110,987)

Total Liabilities And Stockholders' Equity	117,590	82,083

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(unaudited)
	Three Months Ended March 31,		Cumulative since inception to March 31,
	2003 $	2002 $	2003 $

Revenues

Oil & gas	33,056	-	130,766

Expenses

Advertising	-	-	9,008
Bank charges and foreign exchange	1,073	49	15,510
Consulting	11,250	-	93,437
Debt forgiveness	-	-	(54,447)
Depletion	13,592	-	64,855
Exploration expenses	2,901	27,394	334,125
Financing costs	-	-	16,500
Impairment of oil & gas properties	365	-	24,919
License royalties	-	(4,841)	(4,841)
Mineral properties	-	-	171,249
Office, rent and secretarial	3,620	5,007	76,393
Production expenses	5,525	-	20,770
Professional fees	9,931	6,222	182,322
Promotion and travel	-	542	506,427
Related Party
Administration	-	11,050	265,922
Consulting	26,400	-	76,400
Research and development and license fees	-	-	163,520
Shareholder information	-	-	20,304
Stock based compensation	85,251	-	85,251
Telephone	681	-	4,121
Transfer agent and filing fees	223	-	8,878

	160,812	45,423	1,823,933

Net Loss for the Period	(127,756)	(45,423)	(1,954,699)

Net Loss Per Share - Basic and Diluted	0.01	0.01

Weighted Average Shares Outstanding	23,821,031	17,287,937

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)
	Three Months Ended March 31
	2003 $	2002 $

Cash Flows From Operating Activities
Loss for the period	(127,756)	(45,423)
Items not involving cash:
Depreciation and depletion	13,592	-
Impairment	365	-
Stock based compensation	85,251	-
Changes in operating assets and liabilities:
Accounts receivable	68,980	(4,841)
Funds in trust	(695)	-
Prepaid cash calls	(15,000)	-
Accounts payable and accrued liabilities	995	(5,046)
Due to related parties	33,807	-

Net Cash Provided By (Used In) Operating Activities	59,539	(55,310)

Cash Flows From Investing Activities
Payments to Patch Energy	(76,070)	-
Oil and gas property acquisition costs	(13,282)	-

Net Cash Used In Investing Activities	(89,352)	-

Cash Flows From Financing Activities
Payments on unit offering	(5,000)	-
Owing to related parties	-	20,727
Share capital issued for cash	34,533	30,200

Net Cash Provided By Financing Activities	29,533	50,927

Decrease in Cash	(280)	(4,383)

Cash, Beginning of Period	297	6,132

Cash, End of Period	17	1,749

Non-Cash Financing Activities

Stock issued on settlement of short-term debt	80,217	-

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2002, has been omitted. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of results for the entire year ending December 31, 2003.

As of March 31, 2003, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $127,756 and $45,423 for the three-month periods ended March 31, 2003 and 2002, respectively. The Company had working capital deficiencies of $38,068 as of March 31, 2003 and $110,987 as of December 31, 2002. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

2. Recent Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003, and its impact did not have a material effect on the Company's results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003, and its impact did not have a material effect on the Company's results of operations or financial position.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)

3. Related Party Transactions/Balances

The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At March 31, 2003, amounts owing of $14,163 (December 31, 2002 - $136,641) were due to related parties.

During the three-month period ended March 31, 2003, the Company incurred consulting fees of $26,400 (March 31, 2002 - $nil) and administration fees of $nil (March 31, 2002 - $11,050).

4. Loans Payable

In the prior fiscal year ended December 31, 2002, the Company issued 50,000 units at $1.00 per unit and each unit was initially to consist of one redeemable preferred share and three common shares. The common shares were issued for consideration equal to their market value on the date of the unit issue (150,000 shares at $0.11 per share). The preferred shares were not issued, but were exchanged for notes payable equal to the original subscription amount and financing costs of $16,500 have been recognized in the financial statements in the prior year ended December 31, 2002. A related party subscribed for $20,000 (40%) of the financing. During the three-month period ending March 31, 2003, $5,000 was repaid to the subscribers.

5. Common Stock

  Non-cash consideration

  Shares issued for non-cash consideration were valued based on the fair market value of the services provided.

  On January 7, 2003, the Company issued 89,560 shares of common stock to settle debt with a fair value of $6,717.

  On January 22, 2003, the Company issued 350,000 shares of common stock to settle debt with a fair value of $31,500.

  On February 13, 2003, the Company issued 250,000 shares of common stock to settle debt with a fair value of $22,500.

  On March 5, 2003 the Company issued 125,000 shares of common stock to settle debt with a fair value of $11,250.

  On March 11, 2003 the Company issued 95,000 shares of common stock to settle debt with a fair value of $8,250.

  Share Warrants

  During the prior fiscal year, the Company completed a private placement consisting of 636,057 units at a price of $0.1445 per unit, consisting of one share and one warrant to acquire one additional share at a price of $0.17 per share for a period of one year. During the quarter, 276,000 warrants were surrendered to the Company for cancellation.

Outstanding December 31, 2002	Granted	Cancelled	Outstanding March 31, 2003	Terms

636,057	-	(276,000)	360,057	$0.17 to August 22, 2003

  The accompanying notes are an integral part of these financial statements.

  FAIRCHILD INTERNATIONAL CORPORATION
  (A Development Stage Company)

  Notes to the Interim Financial Statements
  (in US Dollars)

  5. Common Stock (continued)

  Incentive Stock Options

The exercise price of stock options granted is not less than the quoted market value of the shares at the time of grant. Accordingly, no stock option compensation is recognized in the financial statements at the time of granting.

On April 30, 2002, the Company reduced the exercise price of options to acquire 750,000 shares to $0.06 per share (previously $0.25 per share). As a result, the provisions of FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" relating to variable accounting will apply when the share public trading price exceeds the revised exercise price. The company will incur compensation expense measured in each accounting period for these options, calculated at the difference between the share price and the exercise price. As at March 31, 2003, the options subject to variable accounting resulted in accrued stock options compensation of $NIL.

On January 9, 2003, the Company granted options to purchase 925,000 shares at an exercise price of $0.09 per share. On March 24, 2003, the Company granted options to purchase 2,350,000 shares at an exercise price of $0.045 per share.

A summary of the Company's stock option activity is as follows:

	Number of shares	Weighted average exercise price $

Balance, December 31, 2002	970,000	0.13
Options granted	3,275,000	0.06
Options exercised	(1,400,000)	0.08
Options cancelled / expired	-	-

Balance, March 31, 2003	2,845,000	0.07

Additional information regarding options outstanding as at March 31, 2003 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life(years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0.045	2,350,000	2.98	0.045	2,350,000	0.045
0.075	70,000	1.52	0.075	70,000	0.075
0.09	125,000	2.03	0.09	125,000	0.09
0.25	300,000	0.43	0.25	300,000	0.25

	2,845,000	2.01	0.07	2,845,000	0.07

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.94%, expected volatility of 175%, an expected option life of two years and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $81,132 for the three month period ended March 31, 2003. During the three month period ended March 31, 2003, the Company recognized stock based compensation for non-employees in the amount of $85,251.

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)

7. Resource Interests

  Oil and Gas Interests - California, USA

  The Company acquired a 5% working interest in three wells and a 2.7% interest in a fourth well in Tehama County, California. The Company has earned a 3.75% interest in each of the four wells. The Company has conveyed to a corporate related party 20% of its interest as additional consideration for providing a loan to assist the Company in acquiring its interest in the project.

  Oil and Gas Interests - Saskatchewan, Canada

The Company entered into a participation drilling program in Saskatchewan, Canada to earn a 4.167% interest in the wells drilled. During the three month period ended March 31, 2003, the Company entered into a second participation agreement to earn a 1.75% interest in the wells drilled. The agreements are with a corporate related party.

8. Subsequent Events

  The Company issued 1,142,857 common shares in partial settlement of loans payable.
  Management agreements were entered into for fees aggregating $10,500 per month commencing April 1, 2003.
  On April 11, 2003 the Company filed a Form S-8 Registration Statement with the US Securities and Exchange Commission to register 2,350,000 shares of common stock pursuant to the Company's 2003 Stock Option Plan (the "Plan"). The determination of those eligible to receive options under this Plan, and the amount, type, price and timing of each stock option and the terms and conditions shall rest at the sole discretion of the Company's Board of Directors, subject to the provisions of the Plan.
  The Company issued 950,000 common stock upon the exercise of stock options at a price of $0.045 per share in settlement of debt in the amount of $42,750.

The accompanying notes are an integral part of these financial statements.

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

Our Current Business

On April 15, 2002, we entered into a Farmout Agreement with Olympic Resources (Arizona) Ltd. wherein we have the right to earn from Olympic an assignment of Olympic's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Olympic would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we earned a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch of its 20% working interest in our 3.75% interest. As of March 31, 2003, we have received a total of $114,486 in revenue from our interest in the four test wells, of which $16,775 was received in the fiscal year ending March 31, 2003.

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

On December 2, 2002 we entered into a new participation agreement with Patch Energy which replaced the agreement of June 25, 2002. Pursuant to the terms of a farmout and joint operating agreement dated May 1, 2002 between Patch Energy, True Energy Inc. and Arsenal Energy Inc., Patch Energy had the right to earn a 12.5% interest in the Farmout Lands (as defined in the Farmout Agreement) by incurring 15.625% of the costs (the "Initial Costs") associated with the Test Wells (as defined in the Farmout Agreement).

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch Energy pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch Energy in order that Patch Energy might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $68,772 as our share of the costs associated with the Test Wells as of December 31, 2002. As of March 31, 2003, we have received a total of $16,280 in revenue from our interest in the 10 test wells, all of which was earned during the fiscal quarter ending March 31, 2003.

Effective January 9, 2003, we issued an aggregate of 950,000 options to purchase shares of our common stock to certain of our directors, officers, employees and/or consultants in consideration of past and present services.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 10 well drill program. The parties to the Farmout Agreement are proposing to carry out a further 10 well drill program (the "Second Program"). Under the terms of this participation agreement, Fairchild could earn a 1.75% interest in the Second Program, being a one-sixth share of the interest of Patch in the Second Program in consideration of incurring an equal percentage of the costs associated with the Second Program. We intend to fund our share of the costs associated with the Second Program from our working capital.

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

On April 1, 2003, we entered into a Management Agreement with George Tsafalas. This agreement provided for payment to Mr. Tsafalas of $3,000 per month commencing April 1, 2003 and ending March 31, 2004. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. On May 14, 2003, we entered into a new Management Agreement with George Tsafalas which replaced the original Management Agreement. We renegotiated the terms of the Management Agreement with Mr. Tsafalas to provide for a three year term at a monthly salary of $4,500. As well, effective May 14, 2003, we entered into a Change of Control Agreement with Mr. Tsafalas to provide to him certain rights and benefits in the event his employment with our company is terminated in the event of a change of control in our company.

On April 1, 2003, we entered into a Management Agreement with David Stadnyk. This agreement provided for payment to Mr. Stadnyk of $2,500 per month commencing April 1, 2003 and ending March 31, 2004. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. On May 14, 2003, we entered into a new Management Agreement with David Stadnyk which replaced the original Management Agreement. We renegotiated the terms of the Management Agreement with Mr. Stadnyk to provide for a three year term at a monthly salary of $4,000. As well, effective May 14, 2003, we entered into a Change of Control Agreement with Mr. Stadnyk to provide to him certain rights and benefits in the event his employment with our company is terminated in the event of a change of control in our company.

On April 1, 2003, we entered into a management agreement with Winston Cabell. This agreement provides for payment to Mr. Cabell of $1,000 per month commencing April 1, 2003 and ending March 31, 2004. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cabell in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. Mr. Cabell assists our company in seeking out new oil and gas investment opportunities.

Effective April 9, 2003, Steele & Co., Chartered Accountants, resigned as the principal accountant to audit our financial statements. Effective May 16, 2003, Morgan & Company, Chartered Accountants, were engaged as our principal accountant.

On April 22, 2003, we entered into a management agreement with Byron Cox. This agreement provides for payment to Mr. Cox of $1,000 per month commencing May 1, 2003 and ending April 30, 2004. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cox in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. Mr. Cox is the Chief Financial Officer, Secretary, Treasurer and a director of our company.

Plan of Operation

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $210,000 over the twelve months ending March 31, 2004 for general and administrative expenses and approximately a further $295,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

Lack of Revenues

At this time, our ability to generate any significant revenues continues to be uncertain. The notes to our financial statements contains an explanatory paragraph which identifies issues that relate to the uncertainty of our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. We had a working capital deficiency of $38,068 as of March 31, 2003. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Cash Requirements

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $210,000 over the twelve months ending March 31, 2003 for general and administrative expenses and approximately a further $295,000 to fund our current oil and gas exploration activities. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

Limited Operating History and History of Losses

We have a limited oil and gas operating history and therefore have a limited history of earnings. We started our oil and gas operations with the acquisition of our interest in our current properties. To date, we have incurred substantial net losses. As of March 31, 2003, we had a cumulative deficit of $1,954,699. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On January 21, 2003, we filed a Form S-8 Registration Statement to register 925,000 shares of our common stock in connection with Stock Option Agreements with George Tsafalas, David Stadnyk, Byron Cox, Winston Cabell and David Jeffery, each dated January 9, 2003. Mr. Tsafalas was issued 325,000 options, Mr. Stadnyk was issued 350,000 options, Mr. Cox was issued 75,000 options, Mr. Cabell was issued 125,000 options and Mr. Jeffery was issued 50,000 options, to purchase common shares in the capital of our company at an exercise price of $0.09 per share until January 9, 2006.

On April 15, 2003, we filed a Form S-8 Registration Statement to register 2,350,000 shares of our common stock in connection with Stock Option Agreements with George Tsafalas, David Stadnyk, Byron Cox, John Thornton, Winston Cabell and David Clark, each dated March 24, 2003. Mr. Tsafalas was issued 950,000 options, Mr. Stadnyk was issued 700,000 options, Mr. Cox was issued 200,000 options, Mr. Thornton was issued 100,000 options, Mr. Cabell was issued 200,000 options and Mr. Clark was issued 200,000 options, to purchase common shares in the capital of our company at an exercise price of $0.045 per share until March 24, 2006.

Effective May 1, 2003, our new head office address is situate at Suite 1220 - 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2X8, telephone 604.688.7450 and facsimile 604.688.5390.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On February 13, 2003, we filed a current report on Form 8-K announcing that we had entered into a participation agreement with Patch Energy Inc., a private British Columbia company, in order to earn a partial interest in a further 10 well drill program.

On April 8, 2003, we filed a Current Report on Form 8-K announcing that we had entered into an amendment agreement to the Participation agreement dated February 10, 2003 with Patch Energy Inc. The Amendment Agreement provides that we are now obligated to incur 2.5% of the costs associated with the second 10 well drill program on the Farmout Lands in order to earn a 1.75% interest in such wells, as opposed to incurring 1.75% of the costs as the original Participation Agreement provided for, reflecting the increased costs to which Patch is subject.

On May 22, 2003, we filed a Current Report on Form 8-K announcing that effective April 9, 2003, Steele & Co., Chartered Accountants, resigned as the principal accountant to audit our financial statements and effective May 16, 2003, Morgan & Company, Chartered Accountants, were engaged as our principal accountant. We also announced that we moved our head office effective May 1, 2003 to Suite 1220 Park Place, 666 Burrard Street, Vancouver, British Columbia V6C 2X8.

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

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Stock Option Agreement between Fairchild International Corporation and George Tsafalas, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.2 Stock Option Agreement between Fairchild International Corporation and Byron Cox, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.3 Stock Option Agreement between Fairchild International Corporation and David Jeffery, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.4 Stock Option Agreement between Fairchild International Corporation and David Stadnyk, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.5 Stock Option Agreement between Fairchild International Corporation and Winston Cabell, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.6 Stock Option Agreement between Fairchild International Corporation and George Tsafalas, dated March 24, 2003(incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.7 Stock Option Agreement between Fairchild International Corporation and Byron Cox, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.8 Stock Option Agreement between Fairchild International Corporation and David Stadnyk, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.9 Stock Option Agreement between Fairchild International Corporation and John Thornton, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.10 Stock Option Agreement between Fairchild International Corporation and Winston Cabell, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.11 Stock Option Agreement between Fairchild International Corporation and David Clark, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.12 Management Agreement dated April 1, 2003 between Fairchild International Corporation and George Tsafalas

10.13 Management Agreement dated April 1, 2003 between Fairchild International Corporation and David Stadnyk

10.14 Management Agreement between Fairchild International Corporation and Winston Cabell, dated April 1, 2003;

10.15 Management Agreement between Fairchild International Corporation and Byron Cox, dated April 22, 2003;

10.16 Management Agreement dated May 14, 2003 between Fairchild International Corporation and George Tsafalas

10.17 Management Agreement dated May 14, 2003 between Fairchild International Corporation and David Stadnyk

10.18 Change of Control Agreement dated May 14, 2003 between Fairchild International Corporation and George Tsafalas

10.19 Change of Control Agreement dated May 14, 2003 between Fairchild International Corporation and David Stadnyk

(99) Exhibits

99.1 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

/s/ George Tsafalas
By:___________________________
George Tsafalas, President and Director
May 16, 2003

/s/ Byron Cox
By:___________________________
Byron Cox, Secretary, Treasurer and
Director
May 16, 2003

/s/ John Thornton
By:___________________________
John Thornton, Director
May 16, 2003

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

Date: May 16, 2003

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

Date: May 16, 2003

/s/ Byron Cox

_______________________________

Byron Cox
Chief Financial Officer