Form 10QSB
period 2003-06-30
FAIRCHILD INTERNATIONAL CORP
filed 2003-08-14
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

26,710,554 common shares, par value $0.001 as at August 13, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2003 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 13, 2003

/s/ George Tsafalas
___________________________________________
Director of Fairchild International Corporation
FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
June 30, 2003

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Balance Sheets
(Expressed in US dollars)

	June 30, 2003 $ (unaudited)	December 31, 2002 $ (audited)

Assets

Current Assets

Cash and cash equivalents	6,057	297
Prepaid expenses	16,436	-
Accounts receivable	29,961	81,786

Total Current Assets	52,454	82,083

Oil & Gas Properties, net of accumulated depletion $76,127	85,999	89,747

Total Assets	138,453	171,830

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable & accrued liabilities	35,687	11,429
Accounts payable - related parties (Note 3)	8,756	136,641
Loans payable (Note 4)	-	45,000

Total Liabilities	44,443	193,070

Stockholders' Equity (Deficit)

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock (Note 5)
Authorized: 50,000,000 shares, with a $0.001 par value; Issued: 26,643,888 shares (2002 - 22,651,031 shares)	26,644	22,651

Additional Paid-In Capital	2,089,309	1,783,051

Deficit Accumulated During the Development Stage	(2,021,943)	(1,826,942)

Total Stockholders' Equity (Deficit)	94,010	(21,240)

Total Liabilities And Stockholders' Equity	138,453	171,830

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative since inception to June 30,
	2003 $	2002 $	2003 $	2002 $	2003 $

Revenues

Oil & gas	29,531	1,308	62,587	1,308	116,993

Expenses

Advertising	-	-	-	-	9,008
Bank charges and foreign exchange	343	103	1,415	152	15,852
Consulting	19,500	-	30,750	-	112,937
Debt forgiveness	-	-	-	-	(54,447)
Depletion	10,591	-	24,183	-	75,446
Exploration expenses	1,537	2,975	4,438	30,369	335,662
Financing costs	25,000	-	25,000	-	41,500
Impairment of oil and gas properties	-	-	365	-	24,919
License royalties	(16,119)	(12,092)	(16,119)	(16,933)	(59,423)
Mineral properties	-	-	-	-	171,249
Office, rent and secretarial	3,557	5,516	7,177	10,523	79,950
Production expenses	5,236	535	10,761	535	26,006
Professional fees	29,694	14,007	39,625	20,229	212,016
Promotion and travel	-	1,500	-	2,042	506,427
Related Party
Administration fees	15,500	34,820	41,900	45,870	357,822
Research & development and license fees	-	-	-	-	163,520
Shareholder information	-	-	-	-	20,304
Stock based compensation	-	8,500	85,251	8,500	85,251
Telephone	1,782	-	2,463	-	5,903
Transfer agent and filing fees	156	-	379	-	9,034

	96,777	55,864	257,588	101,287	2,138,936

Net Loss for the Period	(67,246)	(54,556)	(195,001)	(99,979)	(2,021,943)

Net Loss Per Share - Basic and Diluted	0.003	0.003	0.01	0.01

Weighted Average Shares Outstanding	26,043,888	18,450,436	24,932,460	17,600,136

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)
	Six Months Ended June 30,
	2003 $	2002 $

Cash Flows From Operating Activities
Loss for the period	(195,001)	(99,979)
Items not involving cash:
Depletion	24,183	-
Dry well costs	-	30,369
Financing costs	25,000	-
Impairment of oil and gas properties	365	-
Issue of shares for services and mineral interests	15,750	24,820
Stock based compensation	85,251	8,500
Changes in operating assets and liabilities:
Accounts receivable	51,825	(9,206)
Prepaids	(16,636)	-
Accounts payable and accrued liabilities	14,641	9,112
Due to related parties	62,418	-

Net Cash Provided By (Used In) Operating Activities	67,796	(36,384)

Cash Flows From Investing Activities
Oil and gas property acquisition costs	(20,800)	(195,170)

Net Cash Used In Investing Activities	(20,800)	(195,170)

Cash Flows From Financing Activities
Repayments on loans payable	(5,000)	-
(Repayments to) advances from related parties	(79,769)	14,728
Share subscriptions	-	115,000
Share capital issued for cash	43,533	97,025

Net Cash Provided By Financing Activities	(41,236)	226,753

Increase (decrease) in Cash	5,760	(4,801)

Cash, Beginning of Period	297	6,132

Cash, End of Period	6,057	1,331

Non-Cash Financing Activities

Stock issued on settlement of short-term debt	181,467	-

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2002, has been omitted. The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of results for the entire year ending December 31, 2003.

As of June 30, 2003, the Company had not reached a level of operations, which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $195,001 and $99,979 for the six-month periods ended June 30, 2003 and 2002, respectively and has accumulated losses of $2,021,943 since inception. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

2. Recent Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

2. Recent Pronouncements (continued)

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

FASB has also issued SFAS No. 147 and 149 but they will not have any effect on the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3. Related Party Transactions/Balances

The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At June 30, 2003, amounts owing of $8,756 (December 31, 2002 - $136,641) were due to related parties.

Management agreements were entered into for fees aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003.

During the six-month period ended June 30, 2003, the Company incurred administration fees of $41,900 (June 30, 2002 - $45,870).

4. Loans Payable

In the prior fiscal year ended December 31, 2002, the Company issued 50,000 units at $1.00 per unit and each unit was initially to consist of one redeemable preferred share and three common shares. The common shares were issued for consideration equal to their market value on the date of the unit issue (150,000 shares at $0.11 per share). The preferred shares were not issued, but were exchanged for notes payable equal to the original subscription amount of $50,000. A related party subscribed for $20,000 (40%) of the financing.

5. Common Stock

a. Non-cash consideration

During the six-month period ended June 30, 2003, 2,159,560 shares of common stock were issued for non-cash consideration totalling an aggregate value of $136,467, and 1,142,857 shares of common stock were issued in settlement of notes payable totalling $20,000 and the payment of financing costs in the amount of $25,000.

b. Share Warrants

During the prior fiscal year, the Company completed a private placement consisting of 636,057 units at a price of $0.1445 per unit. Each unit consisted of one share of common stock and one warrant to acquire an additional share of common stock at a price of $0.17 per share for a period of one year. During the six-month period ended June 30, 2003, 276,000 warrants were surrendered to the Company for cancellation.

Outstanding December 31, 2002	Granted	Cancelled	Outstanding June 30, 2003	Terms

636,057	-	(276,000)	360,057	$0.17 to August 22, 2003

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)

5. Common Stock (continued)

c. Incentive Stock Options

On April 30, 2002, the Company reduced the exercise price of options to acquire 750,000 shares to $0.06 per share (previously $0.25 per share). As a result, the provisions of FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" relating to variable accounting will apply when the share public trading price exceeds the revised exercise price. The Company will incur compensation expense measured in each accounting period for these options, calculated at the difference between the share price and the exercise price. As at June 30, 2003, the options subject to variable accounting resulted in accrued stock options compensation of $NIL.

On January 9, 2003, the Company granted options to purchase 925,000 shares at an exercise price of $0.09 per share. On March 24, 2003, the Company granted options to purchase 2,350,000 shares at an exercise price of $0.045 per share.

A summary of the Company's stock option activity is as follows:

	Number of shares	Weighted average exercise price $

Balance, December 31, 2002	970,000	0.13
Options granted	3,275,000	0.06
Options exercised	(2,850,000)	0.06
Options cancelled / expired	-	-

Balance, June 30, 2003	1,395,000	0.09

Additional information regarding options outstanding as at June 30, 2003 is as follows:

	Outstanding			Exercisable
Exercise prices $	Number of shares	Weighted average remaining contractual life (years)	Weighted average exercise price $	Number of shares	Weighted average exercise price $

0 - 0.05	900,000	2.73	0.045	900,000	0.045
0.06 - 0.10	195,000	2.35	0.085	70,000	0.085
0.21 - 0.25	300,000	1.19	0.250	300,000	0.250

	1,395,000	2.35	0.095	1,395,000	0.095

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.94%, expected volatility of 175%, an expected option life of two years and no expected dividends. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $81,132 for the six-month period ended June 30, 2003. During the six month period ended June 30, 2003, the Company recognized stock based compensation for non-employees in the amount of $85,251.

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

Refer to Note 8.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)

7. Resource Interests

a. Oil and Gas Interests - California, USA

The Company has a 5% working interest in three wells and a 2.7% interest in a fourth well in Tehama County, California. The Company has a 3.75% interest in each of the four wells. The Company has conveyed to a corporate related party 20% of its interest as additional consideration for providing a loan to assist the Company in acquiring its interest in the project.

b. Oil and Gas Interests - Saskatchewan, Canada

The Company has a 4.167% interest in the first set of ten wells drilled in Kerrobert, Saskatchewan. During the six-month period ended June 30, 2003, the Company entered into a second participation agreement to earn a 1.75% interest in a second set of nine additional wells drilled. The agreements are with a Company with a common officer.

8. Subsequent event

Stock options were exercised to acquire 66,666 shares of common stock at a price of $0.045 per share to net the Company proceeds of $3,000.

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

Our Current Business

On April 15, 2002, we entered into a Farmout Agreement with Olympic Resources (Arizona) Ltd. wherein we have the right to earn from Olympic an assignment of Olympic's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Olympic would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we earned a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch Energy Inc. ("Patch") of its 20% working interest in our 3.75% interest. As of June 30, 2003, we have accrued a total of $101,701 net revenue interest from our interest in the four test wells, of which $47,295 was accrued in the six month period ending June 30, 2003.

On June 25, 2002, we entered into a participation agreement with Patch to participate in a sixty well drilling program. The oil field is located in Saskatchewan, Canada in the area known as the Kerrobert in the Viking Formation near the Alberta-Saskatchewan Border. Under this participation agreement, we had the right to earn a 12.5% interest in certain drilled wells by incurring, subject to financing, 15.625% of the costs associated with a 10 test well drilling program. This interest represents one-half of the interest which was otherwise then held by Patch under a farmout agreement with True Energy Inc., a Toronto Stock Exchange listed company, as operator. We subsequently entered into a new agreement with Patch to reduce our participation.

On December 2, 2002 we entered into a new participation agreement with Patch which replaced the agreement of June 25, 2002. Pursuant to the terms of a farmout and joint operating agreement dated May 1, 2002 between Patch, True Energy Inc. and Arsenal Energy Inc., Patch had the right to earn a 12.5% interest in the Farmout Lands (as defined in the Farmout Agreement) by incurring 15.625% of the costs (the "Initial Costs") associated with the Test Wells (as defined in the Farmout Agreement).

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $68,772 as our share of the costs associated with the Test Wells as of December 31, 2002. As of June 30, 2003, we have accrued a total of $29,396 in revenue from our interest in the 10 test wells.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 9 well drill program. The parties to the Farmout Agreement are proposing to carry out a further 9 well drill program (the "Second Program"). Under the terms of this participation agreement, Fairchild could earn a 1.75% interest in the Second Program, being a one-sixth share of the interest of Patch in the Second Program in consideration of incurring an equal percentage of the costs associated with the Second Program. We intend to fund our share of the costs associated with the Second Program from our working capital.

On April 3, 2003, we entered into an amendment agreement (the "Amendment Agreement") to the Participation Agreement dated February 10, 2003 with Patch. Patch has confirmed with Fairchild that its ability to continue to earn a 12.5% interest in any wells drilled on certain lands located in the Kerrobert Area of Saskatchewan, Canada, under the terms of a Farmout and Joint Operation Agreement with Arsenal Energy and True Energy, as operator, is contingent upon Patch paying 15.625% of the costs associated with such wells. The Amendment Agreement provides that Fairchild is now obligated to incur 2.5% of the costs associated with the second 10 well drill program on the Farmout Lands in order to earn a 1.75% interest in such wells, as opposed to incurring 1.75% of the costs as the original participation agreement provided for, reflecting the increased costs to which Patch is subject.

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

Results of Operations

Fiscal Quarter Ended June 30, 2003 Compared to Fiscal Quarter Ended June 30, 2002

We incurred a net loss of $(67,246) from continuing operations for the three months June 30, 2003 compared to a net loss of $(54,556) for the same quarter ending June 30, 2002. The net loss from continuing operations is due primarily to costs associated with maintaining our existing oil and gas interests and actively seeking new oil and gas exploration opportunities. We have generated a cumulative loss since inception of $(2,021,943). Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Lack of Revenues

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2002 financial statements contains an additional explanatory paragraph that identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses and Cash Requirements

Our expenses for the three month period ended June 30, 2003 were $96,777 compared to $55,864 for the same period ended June 30, 2002. The increase in expenses was primarily due to an increase in financing costs, production expenses and professional fees.

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $210,000 over the twelve months ending June 30, 2004 for general and administrative expenses and approximately a further $295,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. As of June 30, 2003 we had net working capital of $94,010. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Research and Development

We do not currently, and did not previously, have research and development policies in place. We have not expended any material amounts on research or development of our oil and gas properties, except to the extent that the funds we expended to acquire our interest in the properties were spent in the development on the properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through June 30, 2004.

Employees

We do not anticipate an increase in the number of employees we retain over the twelve months ending June 30, 2004. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

New Accounting Pronouncements

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the "EITF" reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

Limited Operating History and History of Losses

We have a limited oil and gas operating history and therefore have a limited history of earnings. We started our oil and gas operations with the acquisition of our interest in our current properties. To date, we have incurred substantial net losses. As of June 30, 2003, we had a cumulative deficit of $2,021,943. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

Under the Participation Agreements with Patch, True Energy Inc. will act as operator for the purposes of carrying out the work necessary to ensure our right to earn an interest under the Participation Agreements and we are therefore dependent upon True Energy's expertise in the area of oil and gas exploration and development.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 15, 2003, we filed a Form S-8 Registration Statement to register 2,350,000 shares of our common stock in connection with Stock Option Agreements with George Tsafalas, David Stadnyk, Byron Cox, John Thornton, Winston Cabell and David Clark, each dated March 24, 2003. Mr. Tsafalas was issued 950,000 options, Mr. Stadnyk was issued 700,000 options, Mr. Cox was issued 200,000 options, Mr. Thornton was issued 100,000 options, Mr. Cabell was issued 200,000 options and Mr. Clark was issued 200,000 options, to purchase common shares in the capital of our company at an exercise price of $0.045 per share until March 24, 2006. During the quarter ended June 30, 2003, Mr. Tsafalas exercised 250,000 options at a price of $0.045 per share and the exercise price of $11,250 was paid by the forgiveness of debt of that amount otherwise owing to Mr. Tsafalas for management services rendered by the Company. Mr. Stadnyk exercised 700,000 options at a price of $0.045 per share and the exercise price of $31,500 was paid by the forgiveness of debt of that amount otherwise owing to Mr. Stadnyk for management services rendered by the Company. Mr. Cabell exercised 200,000 options at a price of $0.045 and the exercise price of $9,000 was paid by the foregiveness of debt of that amount otherwise owing to Mr. Cabell.

Effective May 1, 2003, our new head office address is situate at Suite 1220 - 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2X8, telephone 604.688.7450 and facsimile 604.688.5390.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On April 8, 2003, we filed a Current Report on Form 8-K announcing that we had entered into an amendment agreement to the Participation agreement dated February 10, 2003 with Patch. The Amendment Agreement provides that we are now obligated to incur 2.5% of the costs associated with the second 10 well drill program on the Farmout Lands in order to earn a 1.75% interest in such wells, as opposed to incurring 1.75% of the costs as the original Participation Agreement provided for, reflecting the increased costs to which Patch is subject.

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

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Management Agreement dated April 1, 2003 between Fairchild International Corporation and George Tsafalas (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.2 Management Agreement dated April 1, 2003 between Fairchild International Corporation and David Stadnyk (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.3 Management Agreement between Fairchild International Corporation and Winston Cabell, dated April 1, 2003;(incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.4 Management Agreement between Fairchild International Corporation and Byron Cox, dated April 22, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.5 Management Agreement dated May 14, 2003 between Fairchild International Corporation and George Tsafalas (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.6 Management Agreement dated May 14, 2003 between Fairchild International Corporation and David Stadnyk (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.7 Change of Control Agreement dated May 14, 2003 between Fairchild International Corporation and George Tsafalas (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.8 Change of Control Agreement dated May 14, 2003 between Fairchild International Corporation and David Stadnyk (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

(99) Exhibits

99.1 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

/s/ George Tsafalas
By:___________________________
George Tsafalas, President and Director
August 13, 2003

/s/ Byron Cox
By:___________________________
Byron Cox, Secretary, Treasurer and
Director
August 13, 2003

/s/ John Thornton
By:___________________________
John Thornton, Director
August 13, 2003

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

Date: August 13, 2003

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

Date: August 13, 2003

/s/ Byron Cox

_______________________________

Byron Cox
Chief Financial Officer