Form 10QSB
period 2003-09-30
FAIRCHILD INTERNATIONAL CORP
filed 2003-11-14
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

28,855,005 common shares, par value $0.001 as at November 12, 2003

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
Date: November 14, 2003

/s/ George Tsafalas
___________________________________________
Director of Fairchild International Corporation
Fairchild International Corporation
(A Development Stage Company)

September 30, 2003

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Balance Sheets

(Expressed in US dollars)

	September 30, 2003 $ (unaudited)	December 31, 2002 $ (audited)

Assets

Current Assets

Cash and cash equivalents	809	297
Accounts receivable	23,122	81,786

Total Current Assets	23,931	82,083

Deposit on future property acquisitions	15,000	-
Oil & Gas Properties, net of accumulated depletion $80,731	104,469	89,747

Total Assets	143,400	171,830

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable & accrued liabilities	20,423	11,429
Accounts payable - related parties (Note 3)	32,177	136,641
Loans payable (Note 4)	-	45,000

Total Liabilities	52,600	193,070

Stockholders' Equity (Deficit)

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock (Note 5)
Authorized: 50,000,000 shares, with a $0.001 par value; Issued: 27,533,749 shares (2002 - 22,651,031 shares)	27,534	22,651

Additional Paid-In Capital	2,132,816	1,783,051

Deficit Accumulated During the Development Stage	(2,069,550)	(1,826,942)

Total Stockholders' Equity (Deficit)	90,800	(21,240)

Total Liabilities And Stockholders' Equity	143,400	171,830

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Enterprise)

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative since inception to September 30,
	2003 $	2002 $	2003 $	2002 $	2003 $

Revenues

Oil & gas	13,062	24,492	75,649	25,800	130,055

Expenses

Advertising	-	-	-	-	9,008
Bank charges and foreign exchange	310	278	1,725	430	16,162
Consulting	15,000	-	45,750	-	103,117
Debt forgiveness	-	-	-	-	(54,447)
Depletion	4,604	30,390	28,787	30,390	80,050
Exploration expenses	437	(8,574)	4,875	21,795	336,099
Financing costs	-	21,500	25,000	21,500	41,500
Impairment of oil and gas properties	-	-	365	-	24,919
License royalties	-	(4,381)	(16,119)	(21,314)	(59,423)
Mineral properties	-	-	-	-	171,249
Office, rent and secretarial	1,429	4,729	8,606	15,252	81,380
Production expenses	4,660	6,002	15,421	6,537	30,666
Professional fees	6,253	7,318	45,878	27,547	218,269
Promotion and travel	-	1,869	-	3,911	506,427
Related Party
Administration fees	16,500	32,750	58,400	62,300	374,322
Consulting - option proceeds	-	-	-	24,820	24,820
Research & development and license fees	-	-	-	-	163,520
Shareholder information	-	-	-	-	20,304
Stock based compensation	9,396	-	94,647	-	94,647
Telephone	1,045	-	3,508	-	6,948
Transfer agent and filing fees	1,034	-	1,413	-	10,068

	60,668	91,881	318,256	193,168	2,199,605

Net Loss for the Period	(47,606)	(67,389)	(242,607)	(167,368)	(2,069,550)

Net Loss Per Share - Basic and Diluted	0.01	0.01	0.01	0.01

Weighted Average Shares Outstanding	26,984,952	22,107,698	25,616,624	18,656,962

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Enterprise)

Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Months Ended September 30,
	2003 $	2002 $

Cash Flows From Operating Activities
Loss for the period	(242,607)	(167,368)
Items not involving cash:
Depletion	28,787	30,390
Dry well costs	-	21,795
Financing costs	25,000	-
Impairment of oil and gas properties	365	-
Issue of shares for services	35,750	27,820
Stock based compensation	94,647	-
Changes in operating assets and liabilities:
Accounts receivable	43,664	(35,142)
Accounts payable and accrued liabilities	4,176	(3,024)
Accounts payable - related parties	96,918	-

Net Cash Provided By (Used In) Operating Activities	86,700	(125,529)

Cash Flows From Investing Activities
Oil and gas property acquisition costs	(43,873)	(203,416)

Net Cash Used In Investing Activities	(43,873)	(203,416)

Cash Flows From Financing Activities
Proceeds from (repayments to) loans	(5,000)	55,000
(Repayments to) advances from related parties	(92,848)	45,565
Common Stock issued for cash	55,533	222,650

Net Cash Provided By (Used in) Financing Activities	(42,315)	323,215

Increase (decrease) in Cash	512	(5,730)

Cash, Beginning of Period	297	6,132

Cash, End of Period	809	402

Non-Cash Financing Activities

Stock issued as a cost of financing	25,000	-
Stock issued on settlement of short-term debt	179,467	-

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)
(Unaudited)

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2002, has been omitted. The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of results for the entire year ending December 31, 2003.

As of September 30, 2003, the Company had not reached a level of operations, which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $242,607 and $167,368 for the nine-month periods ended September 30, 2003 and 2002, respectively and has accumulated losses of $2,069,550 since inception. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

2. Recent Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted SFAS 150 effective July 1, 2003 and its impact did not have a material effect on the Company's results of operations or financial position.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)
(Unaudited)

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

3. Related Party Transactions/Balances

The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At September 30, 2003, amounts owing of $32,177 (December 31, 2002 - $136,641) were due to related parties.

Management agreements were entered into for administration fees aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003. During the nine-month period ended September 30, 2003, the Company incurred administration fees of $58,400 (September 30, 2002 - $62,300). Refer to Note 8.

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

5. Common Stock

  Non-cash consideration

  During the nine-month period ended September 30, 2003, 2,649,421 shares of common stock were issued for non-cash consideration totalling an aggregate value of $159,467, and 1,142,857 shares of common stock were issued in settlement of notes payable totalling $20,000 and the payment of financing costs in the amount of $25,000.

  Share Warrants

  During the prior fiscal year, the Company completed a private placement consisting of 636,057 units at a price of $0.1445 per unit. Each unit consisted of one share of common stock and one warrant to acquire an additional share of common stock at a price of $0.17 per share for a period of one year. During the nine-month period ended September 30, 2003, 276,000 warrants were surrendered to the Company for cancellation.

Outstanding December 31, 2002	Granted	Cancelled	Outstanding June 30, 2003	Terms

636,057	-	(276,000)	360,057	$0.17 to August 22, 2003

  FAIRCHILD INTERNATIONAL CORPORATION
  (A Development Stage Company)

  Notes to the Interim Financial Statements
  (in US Dollars)
  (Unaudited)

  5. Common Stock (continued)

  Incentive Stock Options

On April 30, 2002, the Company reduced the exercise price of options to acquire 750,000 shares to $0.06 per share (previously $0.25 per share). As a result, the provisions of FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" relating to variable accounting will apply when the share public trading price exceeds the revised exercise price. The Company will incur compensation expense measured in each accounting period for these options, calculated at the difference between the share price and the exercise price. As at September 30, 2003, the options subject to variable accounting resulted in accrued stock options compensation of $NIL.

On January 9, 2003, the Company granted options to purchase 925,000 shares at an exercise price of $0.09 per share. On March 24, 2003, the Company granted options to purchase 2,350,000 shares at an exercise price of $0.045 per share.

On April 11, 2003 the Company filed a Form S-8 Registration Statement with the US Securities and Exchange Commission to register 2,350,000 shares of common stock pursuant to various stock option agreements entered into with directors, officers and consultants.

The Company adopted a Stock Option Plan dated September 15, 2003 ("the Plan") under which the Company is authorized to grant options to acquire up to a total of 3,607,654 common shares. The term of any stock options granted under the plan is limited ten years, except where a greater-than-ten percent shareholder of the Company is an optionee, in which case the term should not exceed five years. Vesting for each option will be specified at the time of grant, and if no vesting schedule is provided, then the option will vest in full immediately. This plan will terminate on the tenth anniversary of the effective date of the Plan, if not terminated by the Board of Directors earlier. On September 15, 2003, the Company granted options to a consultant to purchase up to 400,000 common shares at an exercise price of $0.03 per share on or before September 15, 2004. Refer to Note 8.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.94%, expected volatility of 175%, an expected option life of three years and no expected dividends. The weighted average fair value of options granted was $0.04 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $81,132 for the nine-month period ended September 30, 2003. During the nine month period ended September 30, 2003, the Company recognized stock based compensation for non-employees in the amount of $94,647.

	Nine-month period ended September 30,
	2003 $	2002 $

Net loss - as reported	(242,607)	(167,368)
Add: Stock-based compensation expense included in net loss - as reported	94,647	-
Deduct: Stock-based compensation expense determined under fair value method	(175,779)	-

Net loss - pro forma	(323,739)	(167,368)

Net loss per share (basic and diluted) - as reported	(0.01)	(0.01)
Net loss per share (basic and diluted) - pro forma	(0.01)	(0.01)

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)

Notes to the Interim Financial Statements
(in US Dollars)
(Unaudited)

7. Resource Interests

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

  Oil and Gas Interests - Saskatchewan, Canada

The Company has a 4.167% interest in the first set of ten wells drilled in Kerrobert, Saskatchewan. During the nine-month period ended September 30, 2003, the Company entered into a second participation agreement to earn a 1.75% interest in a second set of nine additional wells drilled. The agreements are with a Company with a common officer. Refer to Note 8.

8. Subsequent events

a. Shares were issued to directors and officers in lieu of management fees totalling $17,500 for 419,104 shares of common stock, and to a consultant in lieu of consulting fees totalling $8,000 for 202,152 shares of common stock.

b. The Company has secured an option to acquire an 6.75% working interest in future oil wells in the Kerrobert drilling program.

c. The Company granted stock options under the 2003 Stock Option Plan to a consultant to purchase up to 700,000 common shares at a price of $0.02 per share, exercisable on or before October 28, 2004.

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

Our Current Business

On April 15, 2002, we entered into a Farmout Agreement with Olympic Resources (Arizona) Ltd. wherein we have the right to earn from Olympic an assignment of Olympic's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Olympic would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we earned a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch Energy Inc. ("Patch") of its 20% working interest in our 3.75% interest. As of September 30, 2003, we have earned a total of $113,423 net revenue interest from our interest in the four test wells, of which $59,017 was earned in the nine month period ending September 30, 2003.

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

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $68,772 as our share of the costs associated with the Test Wells as of December 31, 2002. As of September 30, 2003, we have incurred $86,844 as our share of the costs associated with the Test Wells and accrued a total of $34,403 in revenue from our interest in the 10 test wells.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 9 well drill program (the "Second Program").

On April 3, 2003, we entered into an amendment agreement (the "Amendment Agreement") to the participation agreement dated February 10, 2003 with Patch. Patch has confirmed with Fairchild that its ability to continue to earn a 12.5% interest in any wells drilled on certain lands located in the Kerrobert Area of Saskatchewan, Canada, under the terms of a Farmout and Joint Operation Agreement with Arsenal Energy and True Energy, as operator, is contingent upon Patch paying 15.625% of the costs associated with such wells. The Amendment Agreement provides that Fairchild was obligated to incur 2.5% of the costs associated with the second 9 well drill program on the Farmout Lands in order to earn a 1.75% interest in such wells, as opposed to incurring 1.75% of the costs as the original participation agreement provided for, reflecting the increased costs to which Patch is subject.

The Second Program is now complete. We have earned our 1.75% interest, being a one-sixth share of the interest of Patch in the Second Program and we have expended $25,801 to date representing our 2.5% portion of the costs associated with the Second Program. It is anticipated we will begin receiving our share of the revenue from the Second Program in December of this year.

On September 2, 2003 we entered into an agreement with David Lane to assist our Company in seeking out new oil and gas investment opportunities. The agreement is for a one year term and we have granted to Mr. Lane as consideration for his services incentive stock options entitling him to purchase up to an aggregate of 400,000 shares in our capital stock at a price of $0.03 per share.

On October 1, 2003, we issued a total of 204,259 shares of our capital stock to George Tsasfalas, our Company's President, in lieu of salary owing to Mr. Tsafalas for August and September 2003 in the amount of $9,000. On November 3, 2003, we issued a total of 122,282 shares of our capital stock to Mr. Tsafalas in lieu of salary owing for the month of October 2003 of $4,500. These shares were issued pursuant to the terms of the Management Agreement dated May 14, 2003 with George Tsafalas, which agreement provides that we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable.

On October 1, 2003, we issued a total of 65,390 shares of our capital stock to Byron Cox, our Company's Secretary, in lieu of salary owing to Mr. Cox for July, August and September 2003 in the amount of $3,000. On November 3, 2003, we issued a total of 27,173 shares of our capital stock to Mr. Cox in lieu of salary owing for the month of October 2003 of $1,000. These shares were issued pursuant to the terms of the Management Agreement dated May 1, 2003 with Byron Cox, which agreement provides that we may satisfy our obligations in respect of payment of the salary to Mr. Cox in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable.

On October 1, 2003, we issued a total of 93,457 shares of our capital stock to David Stadnyk, a consultant, in lieu of consulting fees totalling $4,000. On November 3, 2003, we issued a total of 108,695 shares of our capital stock to Mr. Stadnyk, in lieu of consulting fees totalling $4,000. These shares were issued pursuant to the terms of the Management Agreement dated April 1, 2003 with David Stadnyk, which agreement provides that we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable.

On October 28, 2003, we granted to David Stadnyk, one of our consultants, incentive stock options entitling him to purchase up to 700,000 shares of our capital stock at an exercise price of $0.02 per share for a two year term.

On November 5, 2003, we entered into a participation agreement with Patch in order to earn a 6.75% working interest in future oil wells in the Kerrobert drilling program in consideration of incurring 8.4375% of the costs associated with any such subsequent wells. To date a total of 19 wells have been drilled on the Farmout Lands.

On November 6, 2003 we entered into a participation agreement with Patch to participate in an oil and gas prospect located in Goliad County, Texas. Patch holds an agreement with PB Energy USA, Inc. ("PB") whereby Patch has a right to acquire a 3.75% participating working interest in a test well and the oil and gas lands leased by PB in Goliad County by paying 5% of the acquisition costs ($15,000), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. Under our agreement with Patch we have a right to earn one-half of Patch's interest (1.875%) by paying one-half of Patch's costs. To date we have paid Patch $7,500 being one-half of the $15,000 previously paid by Patch on account of the acquisition costs.

On November 7, 2003 we entered into an agreement with Patch whereby Patch agreed to negotiate with us so as to give Fairchild the opportunity to participate in any venture Patch may become involved in as a result of its relationship with NAFTOGAZ, the Ukranian State oil company.

Results of Operations

Fiscal Quarter Ended September 30, 2003 Compared to Fiscal Quarter Ended September 30, 2002

We incurred a net loss of $47,606 from continuing operations for the three months ended September 30, 2003 compared to a net loss of $67,389 for the same quarter ending September 30, 2002. The net loss from continuing operations is due primarily to costs associated with maintaining our existing oil and gas interests and actively seeking new oil and gas exploration opportunities. We have generated a cumulative loss since inception of $2,069,550. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

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

Expenses and Cash Requirements

Our expenses for the three month period ended September 30, 2003 were $60,668 compared to $91,881 for the same period ended September 30, 2002. The decrease in expenses was primarily due to an decrease in financing costs, production expenses, professional fees and administration fees.

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $210,000 over the twelve months ending September 30, 2004 for general and administrative expenses and approximately a further $295,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. As of September 30, 2003 we had a net working capital deficiency of $(28,669). We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Research and Development

We do not currently, and did not previously, have research and development policies in place. We have not expended any material amounts on research or development of our oil and gas properties, except to the extent that the funds we expended to acquire our interest in the properties were spent in the development on the properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through September 30, 2004.

Employees

We do not anticipate an increase in the number of employees we retain over the twelve months ending September 30, 2004. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

Limited Operating History and History of Losses

We have a limited oil and gas operating history and therefore have a limited history of earnings. We started our oil and gas operations with the acquisition of our interest in our current properties. To date, we have incurred substantial net losses. As of September 30, 2003, we had a cumulative deficit of $2,069,550. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

Under a participation agreement with Patch, PB will act as operator for the purposes of carrying out the work necessary to ensure our right to earn an interest under the participation agreement and we are therefore dependent upon PB's expertise in the area of oil and gas exploration and development.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On September 15, 2003, we filed a Form S-8 Registration Statement to register an aggregate total of 10,207,654 shares of our common stock in connection with a 2003 Stock Option Plan and Management Agreements with each of George Tsafalas, David Stadnyk, Winston Cabell and Byron Cox. The 2003 Stock Option Plan authorizes the issuance of a maximum of 3,607,654 common shares in the capital of Fairchild International Corporation. As well, an aggregate of 6,600,000 common shares in the capital of Fairchild International Corporation may be issuable, at the election of our company, pursuant to the Management Agreements entered into between Fairchild International Corporation and each of George Tsafalas, David Stadnyk, Winston Cabell and Byron Cox.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

None.

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

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Letter Agreement dated September 2, 2003 between Fairchild International Corporation and David Lane.

10.2 Stock Option Agreement dated September 15, 2003 between Fairchild International Corporation and David Lane.

10.3 Stock Option Agreement dated October 28, 2003 between Fairchild International Corporation and David Stadnyk.

10.4 Participation Agreement dated November 5, 2003 between Fairchild International Corporation and Patch Energy Inc.

10.5 Participation Agreement dated November 6, 2003 between Fairchild International Corporation and Patch Energy Inc.

10.6 Agreement dated November 7, 2003 between Fairchild International Corporation and Patch Energy Inc. re NAFTOGAZ

(31) Certifications

31.1 Section 302 Certification

31.2 Section 302 Certification

(32) Certifications

32.1 Section 906 Certification

32.2 Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

/s/ George Tsafalas
By:___________________________
George Tsafalas, President and Director
November 14, 2003

/s/ Byron Cox
By:___________________________
Byron Cox, Secretary, Treasurer and
Director
November 14, 2003

/s/ John Thornton
By:___________________________
John Thornton, Director
November 14, 2003