Form 10KSB
period 2003-12-31
FAIRCHILD INTERNATIONAL CORP
filed 2004-04-16
CIK 1096550

This Form 10-KSB is the subject of a Form 12b-25

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission file number  0-28305
FAIRCHILD INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)
Nevada	91-1880015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1220 Park Place 666 Burrard Street Vancouver, British Columbia	V6C 2X8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604.688.7450

Securities registered under Section 12(b) of the Exchange Act: None.

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

State issuer's revenues for its most recent fiscal year. $96,850

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of April 13, 2004 was approximately $809,111.64.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

31,033,044 common shares, $0.001 par value outstanding as of April 13, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

PART I

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

Item 1. Description of Business

Corporate History

Fairchild was incorporated on June 20, 1997 under the laws of the State of Nevada under the name Goanna Resources, Inc. On June 24, 1999 we changed our name to Fairchild International Corporation.

Our Current Business

Tehama County, California

On April 15, 2002, we entered into a Farmout Agreement with Whittier Energy Company (formerly Olympic Resources (Arizona) Ltd.) wherein we have the right to earn from Whittier an assignment of Whittier's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Whittier would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we acquired a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch Energy Inc. ("Patch") of its 20% working interest in our 3.75% interest. For the year ended December 31, 2003, we have earned a total of $49,520 in revenue from our interest in the four test wells.

Saskatchewan, Canada

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

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $87,938 as our share of the costs associated with the Test Wells as of December 31, 2003. For the year ended December 31, 2003, we earned $42,593 in revenue from our interest in the 10 test wells.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 9 well drill program (the "Second Program"). The Second Program is now complete. We have earned our 1.75% interest, being a one-sixth share of the interest of Patch in the Second Program. For the year ended December 31, 2003 we expended $35,436 representing our 2.5% portion of the costs associated with the Second Program and earned a total of $4,738 in revenue from our interest in the Second Program.

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

On November 5, 2003, we entered into a participation agreement with Patch in order to earn a 6.75% working interest in future oil wells in the Kerrobert drilling program in consideration of incurring 8.4375% of the costs associated with any such subsequent wells. No further wells have been drilled on the Farmout Lands subsequent to the entering into of this agreement.

Manahuilla Creek, Texas, USA

On November 6, 2003 we entered into a participation agreement with Patch to participate in an oil and gas prospect located in Goliad County, Texas. Patch holds an agreement with PB Energy USA, Inc. ("PB") whereby Patch has a right to acquire a 3.75% participating working interest in a test well and the oil and gas lands leased by PB in Goliad County by paying 5% of the acquisition costs ($15,000), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. Under our agreement with Patch (the "Sub-Participation Agreement") we have a right to earn one-half of Patch's interest (1.875%) by paying one-half of Patch's costs. As at December 31, 2003, we have paid Patch $7,500 being one-half of the $15,000 previously paid by Patch on account of the acquisition costs and $2,500 against future costs to be incurred.

On February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Habanero Resources Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Habanero assuming an equal share (1/5) of our costs under the Sub-Participation Agreement.

As well, on February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Micron Enviro Systems Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Micron assuming an equal share (1/5) of our costs under the Sub-Participation Agreement.

Naftogaz, Ukraine

On November 7, 2003 we entered into an agreement with Patch whereby Patch agreed to negotiate with us so as to give Fairchild the opportunity to participate in any venture Patch may become involved in as a result of its relationship with NAFTOGAZ, the Ukranian State oil company. To date no such ventures have been finalized.

General

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

Pursuant to the Management Agreement dated April 1, 2003 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas a monthly salary of $4,500 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $54,000 for a three year term. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 435,764 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him. In January 2004, we issued 102,272 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him for the month of December 2003.

Pursuant to the Management Agreement dated April 1, 2003 with David Stadnyk, we agreed to pay to Mr. Stadnyk a monthly salary of $4,000 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $48,000 for a three year term Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 722,434 shares of our common stock to Mr. Stadnyk in lieu of salary otherwise payable to him.

Pursuant to the Management Agreement dated April 1, 2003 with Winston Cabell, we agreed to pay to Mr. Cabell a monthly salary of $1,000 commencing April 1, 2003 and ending March 31, 2004, representing an annual salary of $12,000 Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cabell in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had accrued $9,000 in unpaid management fees to Mr. Cabell.

Pursuant to the Management Agreement dated April 22, 2003 with Byron Cox, our company's Secretary and Treasurer, we agreed to pay to Mr. Cox a monthly salary of $1,000 commencing May 1, 2003 and ending April 30, 2004, representing an annual salary of $12,000. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cox in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 116,834 shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him. In January 2004, we issued 22,727 shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him for the month of December 2003.

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

Subsequent Events

On February 18, 2004 we entered into a letter agreement with Praxis Pharmaceuticals Inc. ("Praxis") wherein we agreed to be bound by the terms of the original Termination of License and Research and Development Agreement (the "License Agreement") dated February 28, 2001. The letter agreement confirms that all amendments to such License Agreement are no longer in force and effect. As a result, Praxis will retain the common shares of Fairchild assigned to it under the terms of the License Agreement and Praxis will pay to us 30% of the Net Revenues in the License Agreement to a maximum of $250,000 over the first three years of sale; provided that we have received $59,423 from Praxis.

On February 24, 2004 we granted incentive stock options to purchase up to an aggregate of 2,100,000 shares of our common stock at a price of $0.03 per share, of which 900,000 are exercisable to February 24, 2005 and 1,200,000 are exercisable to February 24, 2009.

Plan of Operation

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $250,000 over the twelve months ending December 31, 2004 for general and administrative expenses and approximately a further $250,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

Lack of Experience

Management lacks technical training in the oil and gas industry and only devotes a small percentage of their time to our company's business. This lack of technical training and experience and less than full time effort might cause us to miss opportunities that more technically experienced managers would recognize and take advantage of. With no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and earnings and ultimate financial success may suffer irreparable harm.

Limited Operating History and History of Losses

We have a limited oil and gas operating history and therefore have a limited history of earnings. We started our oil and gas operations in early 2002 with the acquisition of our interest in our current properties. To date, we have incurred substantial net losses. As of December 31, 2003, we had a cumulative deficit of $2,190,869. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

Dependence on Operators

Under the Farmout Agreement with Whittier and the operating agreement referred to therein, Lario Oil & Gas Co. will act as operator for the purposes of carrying out the work necessary to ensure our right to earn an interest under the Farmout Agreement and we are therefore dependent upon Lario's expertise in the area of oil and gas exploration and development.

Under the Participation Agreements with Patch, True Energy Inc. will act as operator for the purposes of carrying out the work necessary to ensure our right to earn an interest under the Participation Agreements and we are therefore dependent upon True Energy's expertise in the area of oil and gas exploration and development.

Under the Participation Agreement with Patch and PB Energy USA Inc., PB Energy will act as operator for the purposes of carrying out the work necessary to ensure our right to earn an interest under the Participation Agreement and we are therefore dependent upon PB Energy's expertise in the area of oil and gas exploration and development.

In addition given the fact we are not the operator of the wells that we have an interest in we have limited or no control over these projects and additional risks may include, but are not limited to, the following:

- limited or no control over the timing of the drilling and recompleting of wells;

- limited or no control over the timing and amounts of production;

- limited or no control over the development and operating costs;

- possible negative gas balance conditions if natural gas is ever produced as the operator may sell to another purchaser other than ours which may cause a delay in the sale of gas to our interests.

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

There is no way to predict in advance of drilling and testing whether any prospect encountering oil or gas will yield oil or gas in sufficient quantities to cover drilling or completion costs or to be economically viable. The seismic data, other technologies and the study of producing fields in the area do not enable us to know conclusively prior to drilling that oil or gas will be present, or if present, if it is in commercial quantities. We cannot assure that the analogies that we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

Item 2. Description of Property.

Our principal executive office is located at Suite 1220 Park Place, 666 Burrard Street, Vancouver, British Columbia. We occupy the Vancouver premises on a proportional cost basis for office rent and administration services and expenses, month to month.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

Quarter Ended	High	Low
March 31, 2002	$0.17	$0.031
June 30, 2002	$0.19	$0.035
September 30, 2002	$0.11	$0.033
December 31, 2002	$0.045	$0.014
March 31, 2003	$0.165	$0.042
June 30, 2003	$0.096	$0.03
September 30, 2003	$0.085	$0.04
December 31, 2003	$0.085	$0.03

Our shares of common stock are issued in registered form. American Registrar and Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111 (Telephone: 801.363.9065, facsimile 801.363.9066) is the registrar and transfer agent for our shares of common stock.

As of April 13, 2004, we had 31,033,044 shares of common stock outstanding and approximately 63 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

Recent Sales of Unregistered Securities

Quarter Ended March 31, 2003

On June 25, 2002, we entered into a subscription agreement with Lura Osborne (the "Agreement"). In accordance with the terms of the Agreement, we elected to redeem Lura Osborne's right to receive Series A preferred shares under the Agreement, which right was assigned to 627239 B.C. Ltd., for 200% of the purchase price therefore, or a total of $40,000. As a result, on March 13, 2003, we elected to issue 1,000,000 shares of our common stock at a deemed price of $0.04 per share, being the closing bid price of our common shares on March 14, 2003, less 20%. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.

On June 25, 2002, we entered into a subscription agreement with Orthence Cabell. In accordance with the terms of the agreement, effective March 24, 2003 we elected to redeem Mr. Cabell's right to receive Series A preferred shares under the agreement for the purchase price of $10,000 and the issuance of 142,857 shares of our common stock at a deemed price of $0.035 per share. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.

Quarter Ended June 30, 2003

We did not issue any shares from treasury during the quarter ended June 30, 2003.

Quarter Ended September 30, 2003

We did not issue any shares from treasury during the quarter ended September 30, 2003.

Quarter Ended December 31, 2003

We did not issue any shares from treasury during the quarter ended December 31, 2003.

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

General

Through the agreements with Whittier Energy Company and Patch Energy Inc., we have earned, or have the right to earn, interests in certain oil and gas exploration and development properties.

Oil and Gas Operations

Reserves

Gilbert Lausten Jung Associates Ltd., independent geological and petroleum engineering consultants of Calgary, Alberta prepared a report effective January 1, 2004 evaluating the crude oil and natural gas reserves attributable to our assets located in Saskatchewan as follows:

Kerrobert Property, Saskatchewan, Canada

1st set of 10 wells 3.04 MSTB

2nd set of 9 wells 1.52 MSTB

H.J. Gruy & Associates Inc. prepared a report effective January 1, 2004 evaluating the crude oil and natural gas reserves attributable to our assets located in California as follows:

East Corning Property, Tehama County, California

Strange Brew #1-31 - 0.18 mmcf

Brave Ulysses #1-36 - 2.07 mmcf

Layla #1-7 - 1.04 mmcf

Feel Free #1-2 - 0 mmcf

Gross and Net wells

East Corning:L 4 gross wells and 0.13275 net wells

Kerrobert: 19 gross wells and 0.5742 net wells

Undeveloped Acreage

East Corning: net development acreage approximately 180 acres.

Kerrobert: Gross developed acreage for all 19 wells is 760 acres, of which we have 5% on the first 10 to 20 net acres and 2.5% on the next 9 net acres. Each drilling spacing unit is 40 acres. Management estimates the entire producing pool has approximately 47 section or approximately 750 wells or 30,000 developed acres.

Oil and Gas Interests

	2003	2002

Balance beginning of the year	$89,747	$-
Expenditures	69,602	237,434
Depletion, amortization and impairment charge	(86,505)	(75,817)
Dry well and abandoned interests	-	(71,870)

Balance end of the year	$72,844	$89,747

Represented by:

California, U.S.A.
Producing interests subject to depletion and amortization	$78,290	$78,290
Accumulated depletion	(65,706)	(57,315)

	12,584	20,975

Texas, U.S.A.
Non-producing interests	10,000	-

Saskatchewan, Canada
Producing interests subject to depletion and amortization	122,638	-
Accumulated depletion	(72,378)	-
Non-producing interests	-	68,772

	50,260	68,772

	$72,844	$89,747

RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - CALIFORNIA, U.S.A.
	2003	2002

Oil and gas sales	$49,520	$54,406
Production costs	(14,117)	(15,245)
Depreciation, depletion, amortization and valuation provision	(14,127)	(75,817)
Dry well costs	-	(71,870)

Net income (loss) from producing activities	$21,276	$(108,526)
RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - SASKATCHEWAN, CANADA
	2003	2002

Oil and gas sales	$47,330	$-
Production costs	(10,877)	-
Depreciation, depletion, amortization and valuation provision	(30,133)	-
Dry well costs	-	-

Net income (loss) from producing activities	$6,320	$-

Oil and Gas Interests - California, USA

We have a 5% working interest in three wells and a 2.7% working interest in a fourth well in Tehama County, California. We have a 3.75% interest in each of the four wells. We have conveyed to a corporate related party 20% of its interest as additional consideration for providing a loan to assist our company in acquiring its interest in the project.

Oil and Gas Interests - Saskatchewan, Canada

As at December 31, 2003, we had a 4.167% interest in the first set of ten wells drilled in Kerrobert, Saskatchewan. During the year ended December 31, 2003, we entered into a second participation agreement to earn a 1.75% interest in a second set of nine additional wells drilled. The agreements are with a company with a common officer. We have secured an option to acquire a 6.75% working interest in future oil wells in the Kerrobert drilling program.

Oil and Gas Interests - Manahuilla Creek - Texas, USA

We entered into an agreement dated November 6, 2003 to earn a 1.875% interest in a test well by incurring 1.875% of the costs associated with the acquisition of the interest. The agreements are with a company with a common officer. Refer to Note 9 of the financial statements included herein.

Oil and Gas Interest - Naftogaz, Ukraine

We entered into a memorandum of understanding dated November 7, 2003 which gives us the right to negotiate participation in any project in the Ukraine which might be secured. The agreement is with a company with a common officer.

Drilling Expenditures

In order for the Company to maintain its interest in its oil and gas prospects, it will be required to pay its proportionate share of the ongoing program expenditures.

Present Activities

There are currently no activities being undertaken on any of our projects., however we are advised by Patch that drilling is anticipated to commence shortly on the Manahuilla Creek Project in Goliad County, Texas.

Results of Operations

Fiscal Year Ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

We incurred a net loss of $363,927 for the fiscal year ended December 31, 2003 compared to a net loss of $265,488 for the year ended December 31, 2002. The increase in the loss is due primarily a significant increase in consulting expenses, general and administrative expenses and professional fees. We have generated a cumulative loss since inception of $2,190,869. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Discussion and analysis related to significant operating activities undertaken during the year is set out below.

Lack of Revenues

At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2003 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Total expenses for the year ended December 31, 2003 were $476,896 compared to total expenses of $363,198 for the year ended December 31, 2002. The expenses were substantially made up of administration and consulting costs as well as professional fees.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. As of December 31, 2003 and December 31, 2002, our cash and cash equivalent balances were $5,012 and $297, respectively. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Plan of Operation for the 12 Months ending December 31, 2004

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $250,000 over the twelve months ending December 31, 2004 for general and administrative expenses and approximately a further $250,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2004, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Employees

Over the twelve months ending December 31, 2004, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

Item 7. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements pertaining to Fairchild are filed as part of this annual report:
Fairchild International Corporation (audited)
Independent Auditors' Report, dated February 28, 2003, except as to Note 8 which is May 30, 2003 (Steele & Co.)
Independent Auditors' Report, dated April 8, 2004 (Morgan & Company)
Balance Sheets as at December 31, 2003 and 2002
Statements of Operations for the years ended December 31, 2003 and 2002
Statements of Changes in Stockholders' Equity for the years ended December 31, 2003 and 2002
Statements of Cash Flow for the years ended December 31, 2003 and 2002
Notes to the Financial Statements

Fairchild International Corporation
December 31, 2003

Index

Auditors' Reports	F-1

Balance Sheets	F-3

Statements of Operations	F-4

Statement of Changes in Stockholders' Equity	F-5

Statements of Cash Flows	F-7

Notes to the Financial Statements	F-8

MORGAN & COMPANY

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of

Fairchild International Corporation

We have audited the accompanying balance sheet of Fairchild International Corporation as of December 31, 2003, and the related statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2(h) to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairchild International Corporation as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, BC April 8, 2004 Tel: (604) 687-5841 Fax: (604) 687-0075 www.morgan-cas.com	"Morgan & Company" Chartered Accountants P.O. Box 10007 Pacific Centre Suite 1488 - 700 West Georgia Street Vancouver, BC V7Y 1A1

Member of ACPA International

STEELE & CO.*

CHARTERED ACCOUNTANTS

*Representing incorporated professionals

Suite 808 808 West Hastings Street vancouver, BC Canada V6C 1C8	Telephone: (604) 687-8808 Telefax: (604) 687.2707 Email: email@steele-co.ca

INDEPENDENT AUDITORS' REPORT

To the Shareholders of

Fairchild International Corporation

We have audited the accompanying balance sheets of Fairchild International Corporation (a development stage company) as of December 31, 2002 and 2001 and the statements of operations, changes in stockholders' equity and cash flow for the years ended December 31, 2002, 2001 and 2000 and cumulative to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

These financial statements have been restated from those previously presented as explained in Note 8.
Vancouver, Canada February 28, 2003, except as to Note 8 which is as of May 30, 2003	"STEELE & CO." CHARTERED ACCOUNTANTS

FAIRCHILD INTERNATIONAL CORPORATION

Balance Sheets

(Expressed in US dollars)

	December 31, 2003 $	December 31, 2002 $

Assets

Current Assets

Cash and cash equivalents	5,012	297
Accrued revenues and other receivables	4,533	61,786
Accounts receivable - related party (Note 7)	16,119	20,000

Total Current Assets	25,664	82,083

Oil and Gas Interests, successful efforts method (Note 3)	72,844	89,747

Total Assets	98,508	171,830

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	22,183	11,429
Accounts payable - related parties (Note 4)	31,370	136,641
Loans payable (Note 5)	-	45,000

Total Current Liabilities	53,553	193,070

Long-term Liabilities

Asset retirement obligation	5,000	-

Total Liabilities	58,553	193,070

Stockholders' Equity (Deficit)

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock
Authorized: 50,000,000 shares, with a $0.001 par value; Issued: 29,085,586 shares (2002 - 22,651,031 shares)	29,086	22,651

Additional Paid-In Capital	2,201,738	1,783,051

Deficit	(2,190,869)	(1,826,942)

Total Stockholders' Equity (Deficit)	39,955	(21,240)

Total Liabilities And Stockholders' Equity	98,508	171,830

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Operations
(Expressed in US dollars)

	Years Ended December 31,
	2003 $	2002 $

Revenues

Oil and gas	96,850	54,406

Expenses

Consulting	176,872	24,820
Depletion and amortization	43,895	51,263
Dry well costs	5,629	71,870
Financing costs	25,000	16,500
Impairment of oil and gas properties	42,610	24,554
General and administrative	22,055	13,309
Oil and gas operating	20,550	15,245
Professional fees	65,385	36,037
Related Party
Administration fees	48,500	109,600
Consulting	26,400	-

	476,896	363,198

Net Loss before discontinued operations	(380,046)	(308,792)

License Royalties (Note 7)	16,119	43,304

Net Loss	(363,927)	(265,488)

Net Loss Per Share - Basic and Diluted	$ (0.01)	$ (0.02)

Weighted Average Shares Outstanding	26,366,000	19,451,654

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Changes in Stockholders' Equity

(Expressed in US dollars)

Common Stock			Additional Paid in		Total Stockholders'
Shares		Amount	Capital	Deficit	Equity
		$	$	$	$
Stockholders' equity (deficit) at December 31, 2001	17,074,603	17,075	1,512,657	(1,561,454)	(31,722)

Issued for cash
@ $.04/Share	1,750,000	1,750	68,250	-	70,000
@ $.07/Share	71,428	71	4,929	-	5,000

Issued for cash stock options
@ $.03/Share	1,000,000	1,000	29,000	-	30,000
@ $.06/Share	600,000	600	35,400	-	36,000
@ $.073/Share	50,000	50	3,600	-	3,650
@ $.075/Share	340,000	340	25,160	-	25,500
@ $.09/Share	400,000	400	35,600	-	36,000

Issued for unit subscription (Note 5)
@ $.011/Share	150,000	150	16,350	-	16,500

Issued for finder's fees
@ $.05/Share	60,000	60	2,940	-	3,000

Issued for related party services
@ $.018/Share	625,000	625	10,625	-	11,250
@ $.073/Share	340,000	340	24,480	-	24,820
@ $.075/Share	190,000	190	14,060	-	14,250

Net loss for the year	-	-	-	(265,488)	(265,488)

	5,576,428	5,576	270,394	(265,488)	10,482

Stockholders' equity (deficit) at December 31, 2002	22,651,031	22,651	1,783,051	(1,826,942)	(21,240)

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Changes in Stockholders' Equity

(Expressed in US dollars)

Common Stock			Additional Paid in		Total Stockholders'
Shares		Amount	Capital	Deficit	Equity
		$	$	$	$
Stockholders' equity (deficit) at December 31, 2002	22,651,031	22,651	1,783,051	(1,826,942)	(21,240)

Issued for cash stock options
@ $.02/Share	700,000	700	13,300	-	14,000
@ $.03/Share	400,000	400	11,600	-	12,000
@ $.045/Share	200,000	200	8,800	-	9,000
@ $.06/Share	150,000	150	8,850	-	9,000
@ $.075/Share	340,440	340	25,193	-	25,533

Issued for financing cost
@ $.035/Share	142,857	143	4,857	-	5,000
@ $.04/Share	500,000	500	19,500	-	20,000

Issued for related party services
@ $.037/Share	258,150	258	9,242	-	9,500
@ $.041/Share	230,581	231	9,269	-	9,500
@ $.044/Share	363,106	363	15,637	-	16,000
@ $.047/Share	423,195	423	19,577	-	20,000

Issued for short-term debt
@ $0.04/Share	500,000	500	19,500	-	20,000
@ $.045/Share	1,316,666	1,317	57,933	-	59,250
@ $.075/Share	109,560	110	8,107	-	8,217
@ $.09/Share	800,000	800	71,200	-	72,000

Stock-based compensation	-	-	116,122	-	116,122

Net loss for the year	-	-	-	(363,927)	(363,927)

	6,434,555	6,435	418,687	(363,927)	61,195

Stockholders' equity at December 31, 2003	29,085,586	29,086	2,201,738	(2,190,869)	39,955

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Cash Flows

(Expressed in US dollars)

	Years Ended December 31,
	2003 $	2002 $

Cash Flows From Operating Activities
Loss for the year	(363,927)	(265,488)
Items not involving cash:
Depletion and amortization	43,895	51,263
Dry well costs	-	71,870
Financing costs	25,000	-
Impairment of oil and gas properties	42,610	24,554
Issue of shares for services	83,500	50,320
Stock-based compensation	116,122	-
Changes in operating assets and liabilities:
Accrued revenues	57,253	(61,786)
Accounts receivable - related party	3,881	(20,000)
Accounts payable and accrued liabilities	12,454	(14,865)
Accounts payable - related parties	118,144	-

Net Cash Provided By (Used In) Operating Activities	138,932	(164,132)

Investing Activities
Oil and gas property costs	(64,602)	(234,434)

Net Cash Used In Investing Activities	(64,602)	(234,434)

Financing Activities
Proceeds from (repayments of) loans payable	(50,000)	45,000
(Repayments to) advances from related parties	(89,148)	125,081
Common stock issued for cash	69,533	222,650

Net Cash Provided By (Used in) Financing Activities	(69,615)	392,731

Increase (decrease) in Cash and Cash Equivalents	4,715	(5,835)

Cash and Cash Equivalents, Beginning of Year	297	6,132

Cash and Cash Equivalents, End of Year	5,012	297

Non-Cash Financing Activities

Stock issued for financing costs	25,000	-
Stock issued for services	83,500	50,320
Stock issued on settlement of short-term debt	130,967	-

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

1. Nature of Operations and Going Concern Considerations

The Company was incorporated in the State of Nevada, U.S.A. on June 20, 1997. The Company's principal business is the exploration for and production of natural gas and oil in the United States, Canada, and the Ukraine. The Company had been a development stage company in the prior year.

The Company is subject to several categories of risk associated with its activities. Natural gas and oil exploration and production is a speculative business, and involves a high degree of risk. Among the factors that have a direct bearing on the Company's prospects are uncertainties inherent in estimating natural gas and oil reserves, future hydrocarbon production, and cash flows, particularly with respect to wells that have not been fully tested and with wells having limited production histories; access to additional capital; changes in the price of natural gas and oil; availability and cost of services and equipment; and the presence of competitors with greater financial resources and capacity.

As of December 31, 2003, the Company had not reached a level of operations, which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company incurred losses from operations of $363,927 and $265,488 for the years ended December 31, 2003 and 2002. The Company had working capital deficiencies of $27,889 and $110,987 as of December 31, 2003 and 2002 respectively. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations or raise additional capital sufficient to meet current and future obligations. Management plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that the Company will be able to complete any of these objectives. These factors raise substantial doubt about the Company's ability to continue as a going concern.

2. Summary of Significant Accounting Policies

a) Oil and Gas Interests

The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties and related support equipment, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated deprecation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. In joint ventured oil and gas exploration and production activities, the accounts reflect only the Company's proportionate interest in such activities.

b) Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results ultimately may differ from the estimates. Significant estimates with regard to these financial statements include the estimate of proved natural gas and oil reserve quantities and the related present value of estimated future net cash flows therefrom. It is not possible to be certain that all aspects of environmental issues affecting the Company, if any, have been fully determined or resolved.

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

2. Summary of Significant Accounting Policies (continued)

c) Financial Instruments

The fair values of cash, accounts receivable, loans payable, accounts payable and accrued liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e) Foreign Currency

The Company's functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

f) Long-Lived Assets

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. During the year, the Company recognized an impairment loss totalling $42,610 (2002 - $24,554).

g) Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company's employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 1.94%, expected volatility of 175%, an expected option life of three years and no expected dividends. The weighted average fair value of options granted was $0.04 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $81,132 for the year ended December 31, 2003.

h) Restoration Costs

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company adopted the new rules on asset retirement obligations on January 1, 2003 and recognized $5,000 (2002 - $NIL).

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

2. Summary of Significant Accounting Policies (continued)

i) Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

j) Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k) Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earning per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement. Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive.

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

3. Oil and Gas Interests

	2003	2002

OIL AND GAS INTERESTS - SUCCESSFUL EFFORTS METHOD

Balance beginning of the year	$89,747	$-
Expenditures	69,602	237,434
Depletion, amortization and impairment charge	(86,505)	(75,817)
Dry well and abandoned interests	-	(71,870)

Balance end of the year	$72,844	$89,747

Represented by:

California, U.S.A.
Producing interests subject to depletion and amortization	$78,290	$78,290
Accumulated depletion	(65,706)	(57,315)

	12,584	20,975
Texas, U.S.A.
Non-producing interests	10,000	-

Saskatchewan, Canada
Producing interests subject to depletion and amortization	122,638	-
Accumulated depletion	(72,378)	-
Non-producing interests	-	68,772

	50,260	68,772

	$72,844	$89,747

CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES	DECEMBER 31,
	2003	2002

Proved oil and gas properties and related equipment - California, U.S.A.	$78,290	$78,290
Proved oil and gas properties and related equipment - Saskatchewan, Canada	122,638	-
Non-producing oil and gas properties - Texas, U.S.A.	10,000	-
Non-producing oil and gas properties - Saskatchewan, Canada	-	68,772

Sub-total	210,928	147,062
Accumulated depreciation, depletion and amortization and valuation allowances	(138,084)	(57,315)

	$72,844	$89,747

COSTS INCURRED IN OIL AND GAS ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES	YEAR ENDED DECEMBER 31,
	2003	2002

Acquisition of properties
Proved - California, U.S.A.	$-	$53,100
Proved - Saskatchewan, Canada	59,602	-
Unproved	10,000	-
Exploration costs	-	-
Development costs - California, U.S.A.	-	184,334
Development costs - Saskatchewan, Canada	-	68,772

3. Oil and Gas Interests (continued)
RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - CALIFORNIA, U.S.A.
	2003	2002

Oil and gas sales	$49,520	$54,406
Production costs	(14,117)	(15,245)
Depreciation, depletion, amortization and valuation provision	(14,127)	(75,817)
Dry well costs	-	(71,870)

Net income (loss) from producing activities	$21,276	$(108,526)
RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES - SASKATCHEWAN, CANADA
	2003	2002

Oil and gas sales	$47,330	$-
Production costs	(10,877)	-
Depreciation, depletion, amortization and valuation provision	(30,133)	-
Dry well costs	-	-

Net income (loss) from producing activities	$6,320	$-

Oil and Gas Interests - California, USA

The Company has a 5% working interest in three wells and a 2.7% working interest in a fourth well in Tehama County, California. The Company has conveyed to a corporate related party 20% of its interest as additional consideration for providing a loan to assist the Company in acquiring its interest in the project.

In 2002, the Company acquired a 5% working interest in an 8,700 acre property in California for $115,000 and 300,000 shares issued at a value of $27,000. The Company advanced $117,354 in working interest contributions for the drilling of an initial hole which was completed and abandoned in 2002.

Oil and Gas Interests - Saskatchewan, Canada

Under a participation agreement entered into in 2002, the Company has a 4.167% working interest in the first set of ten wells drilled in Kerrobert, Saskatchewan. During the year ended December 31, 2003, the Company entered into a second participation agreement to earn a 1.75% interest in a second set of nine additional wells drilled. The agreements are with a Company with a common officer.

The Company has an option to acquire a 6.75% working interest in future oil wells in the Kerrobert drilling program.

Oil and Gas Interests - Manahuilla Creek - Texas, USA

The Company entered into an agreement dated November 6, 2003 to earn a 1.875% interest in a test well by incurring 1.875% of the costs associated with the acquisition of the interest. The agreement is with a Company with a common officer.

Oil and Gas Interest - Naftogaz, Ukraine

The Company entered into a memorandum of understanding with a company with a common officer, dated November 7, 2003, under which the Company may participate in negotiations to undertake petroleum and natural gas exploration and development activities in the Ukraine.

Mineral Interests - Manitoba, Canada

During the prior fiscal year ended December 31, 2002, the Company entered into an agreement to acquire a 100% interest in certain lands encompassed by a Special Exploration Permit, located in Northern Manitoba, Canada. The Company issued 600,000 shares at a value of $60,000 and paid $11,622. The Company abandoned its interest in the property in 2002 and recognized a charge of $71,622 to operations.

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

4. Related Party Transactions

a) The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a shared cost basis. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment.

b) Management agreements were entered into for administration fees with directors and officers aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003, each for a term of three years. During the year ended December 31, 2003, the Company incurred administration fees of $48,500 (2002 - $109,600), and consulting fees of $26,400 (2002 - $NIL).

c) During the fiscal year ended December 31, 2002, the Company borrowed $70,000 from a company with a common officer for the acquisition of oil and gas interests in Tehama County, California. Under the terms of the loan agreement the lender exercised the conversion privilege for 1,750,000 common shares at $.04 per share. The Company conveyed to the lender, as additional consideration for granting the loan, 20% of its interest in the prospect and a right of refusal to participate as to 50% in future oil and gas prospects undertaken by the Company.

5. Loans Payable

In the fiscal year ended December 31, 2002, the Company issued 50,000 units at $1.00 per unit and each unit was initially to consist of one redeemable preferred share and three common shares. The common shares were issued for consideration equal to their market value on the date of the unit issue (150,000 shares at $0.11 per share). The preferred shares were not issued, but were exchanged for notes payable equal to the original subscription amount of $50,000. A related party subscribed for $20,000 (40%) of the financing. During the year ended December 31, 2003, these notes payable were paid and/or settled with common shares.

6. Common Stock

a. Non-cash consideration

During the year ended December 31, 2003, 3,501,258 shares of common stock were issued for non-cash consideration totalling an aggregate value of $214,467, and 1,142,857 shares of common stock were issued in settlement of notes payable totalling $20,000 and the payment of financing costs in the amount of $25,000.

b. Share Purchase Warrants

During 2002, the Company completed a private placement consisting of 636,057 units at a price of $0.1445 per unit. Each unit consisted of one share of common stock and one warrant to acquire an additional share of common stock at a price of $0.17 per share for a period of one year. During the year ended December 31, 2003, 276,000 warrants were surrendered to the Company for cancellation, and the remaining 360,057 expired.

c. Incentive Stock Options

On January 9, 2003, the Company granted options to purchase 925,000 shares at an exercise price of $0.09 per share. On March 24, 2003, the Company granted options to purchase 2,350,000 shares at an exercise price of $0.045 per share.

The Company adopted a Stock Option Plan dated September 15, 2003 ("the 2003 Stock Option Plan") under which the Company is authorized to grant options to acquire up to a total of 3,607,654 common shares. The term of any stock options granted under the plan is limited ten years. Pursuant to the 2003 Stock Option Plan, the Company granted options to consultants to purchase up to 1,100,000 common shares at exercise prices ranging from $0.02 to $0.03 per share expiring September 15, 2004 and October 28, 2004.

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

6. Common Stock (continued)

c. Incentive Stock Options (continued)

A summary of the Company's stock option activity is as follows:

	December 31, 2003		December 31, 2002
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Balance, beginning of year	970,000	$ 0.13	1,840,000	$ 0.10
Options granted	4,375,000	0.05	2,675,000	0.05
Options exercised	(4,016,666)	0.05	(3,545,000)	0.05
Options cancelled / expired	-	-	-	-

Balance, end of year	1,328,334	$ 0.10	970,000	$ 0.13

Exercise price	Weighted Average Remaining Contractual Life (in years)	December 31, 2003
		Outstanding	Exercisable

$0.00 - $0.05	2.23	833,334	833,334
$0.06 - $0.10	1.85	195,000	195,000
$0.21 - $0.25	0.69	300,000	300,000

		1,328,334	1,328,334

Subsequent to the year end, the Company granted options to acquire up to 2,100,000 common shares at $0.03 per share of which 900,000 are exercisable to February 24, 2005, and the remaining 1,200,000 are exercisable to February 24, 2009.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.94%, expected volatility of 175%, an expected option life of three years and no expected dividends. The weighted average fair value of options granted was $0.04 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $81,132 for the year ended December 31, 2003. During the year ended December 31, 2003, the Company recognized stock-based compensation in the amount of $116,122.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Year ended December 31,
	2003 $	2002 $

Net loss - as reported	(363,927)	(265,488)
Add: Stock-based compensation expense included in net loss - as reported	116,122	-
Deduct: Stock-based compensation expense determined under fair value method	(197,254)	-

Net loss - pro forma	(445,059)	(265,488)

Net loss per share (basic and diluted) - as reported	(0.01)	(0.02)
Net loss per share (basic and diluted) - pro forma	(0.02)	(0.02)

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

7. License

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

The Company entered into a letter of agreement dated February 18, 2004 with Praxis Pharmaceuticals Inc. (Praxis) where the Company and Praxis have agreed to be bound by the terms of the original Termination of License and Research and Development Agreement (the "License Agreement") dated February 28, 2001. The letter agreement confirms that all amendments to such License Agreement are no longer in force and effect. As a result, Praxis will retain the common shares of the Company assigned to it under the terms of the License Agreement and that Praxis will pay to the Company 30% of the net revenues in the License Agreement to a maximum of $250,000 over the first three years of sale; given that the Company has received $59,423 from Praxis.

8. Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $1,538,000, which commence expiring in 2012. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2003 and 2002, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2003 $	2002 $

Net Operating Loss	1,538,000	1,270,000

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	522,920	431,800

Valuation Allowance	(522,920)	(431,800)

Net Deferred Tax Asset	-	-

9. Subsequent Event

a. The Company entered into assignment agreements dated February 23, 2004 pursuant to the terms of a sub-participation agreement dated November 6, 2003 between the Company and Patch Energy Inc. (Patch), where the Company was granted the right to earn a 1.875% interest in the Test Well and the Program Lands, being a one-half share of the interest, in consideration of incurring an equal percentage of the costs associated with the acquisition of the Interest. The Company has assigned to two third parties one-fifth of its interest in the sub-participation agreement, being the right to earn a 0.375% interest in the Test Well and the Program Lands in consideration of these parties assuming an equal share (1/5) of the Company's costs under the sub-participation agreement.

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

10. Schedule of Supplementary Information on Oil and Gas Operations

RESERVE QUANTITY INFORMATION (UNAUDITED)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon estimates prepared for the operator of the Company's oil and gas interests. Such estimates are inherently imprecise and may be subject to substantial revisions.

Revisions may occur because current prices of oil and gas and current costs of operating are subject to fluctuations, past performance of wells does not necessarily guarantee future performance and rates used to estimate decline of reserves could vary from that which is projected.

All quantities shown in the table are proved reserves and are located within the United States and Canada.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES (UNAUDITED)	YEAR ENDED DECEMBER 31,
	2003	2002
	GAS (MCF)	GAS (MCF)

Proved, developed and undeveloped reserves (California)

Balance beginning of the period	16,380	-
Discoveries	-	34,279
Production	(13,100)	(17,899)

Balance end of the period	3,280	16,380

Standardized Measure of Discounted Future Net Cash Flows (California)

Future cash flows	$18,770	$62,571
Future operating expenses	(4,748)	(11,590)

	14,022	50,981
10% annual discount for estimated timing of cash flows	(701)	(2,459)

Standardized measure of discounted future net cash flows	$13,321	$48,522

Proved, developed and undeveloped reserves (Saskatchewan)

Balance beginning of the period	-	-
Discoveries	51,567	-
Production	(47,004)	-

Balance end of the period	4,563	-

Standardized Measure of Discounted Future Net Cash Flows (Saskatchewan)

Future cash flows	$107,687	$-
Future operating expenses	(53,074)	-

	54,613	-
10% annual discount for estimated timing of cash flows	(3,617)	-

Standardized measure of discounted future net cash flows	$50,996	$-

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(in US Dollars)

10. Schedule of Supplementary Information on Oil and Gas Operations (continued)

RESERVE QUANTITY INFORMATION (UNAUDITED)

Future cash flows are computed by applying fiscal period end prices of natural gas and oil to period end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of ten percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company's natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, George Tsafalas and Chief Financial Officer, Byron Cox upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our fiscal year ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

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

As at April 13, 2004 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
George Tsafalas	President, Chief Executive Officer and Director	35	June 6, 2002
Byron Cox	Chief Financial Officer, Secretary, Treasurer and Director	57	May 2, 2001 June 6, 2002
John Thornton	Director	70	June 18, 2002

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

Code of Ethics

We have not adopted a code of conduct. Companies whose equity securities are listed for trading on the OTCBB are not currently required to do so.

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
		Annual Compensation			Long Term Compensation(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
George Tsafalas President, CEO and Director(1)	2003 2002	$64,500(2) $34,500(4)	Nil Nil	Nil Nil	1,275,000(3) 400,000(5)	Nil Nil	Nil Nil
Byron Cox CFO, Secretary, Treasurer and Director	2003	$8,000(6)	Nil	Nil	275,000(7)	Nil	Nil

(1) Mr. Tsafalas was appointed as President and a director on June 6, 2002.

(2) Mr. Tsafalas was paid $24,000 as consulting fees from January 1, 2003 to and including March 31, 2003. As well, pursuant to the Management Agreement dated April 1, 2003 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas a monthly salary of $4,500 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $54,000 for a three year term. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 435,764 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him. In January 2004, we issued 102,272 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him for the month of December 2003.

(3) Incentive stock options entitling the holder to purchase up to an aggregate of: (i) 325,000 common shares at a price of $0.09 exercisable until January 9, 2006; and (ii) 950,000 common shares at a price of $0.045 exercisable until March 24, 2006. In addition, Mr. Tsafalas holds incentive stock options entitling him to purchase up to an aggregate of 400,000 common shares at a price of $0.03 per share exercisable until February 24. 2009.

(4) Pursuant to a management agreement entered into with our company, Mr. Tsafalas was paid $4,750 per month from June 1, 2002 to and including November 30, 2002 and $6,000 for the month of December 2002.

(5) Incentive stock options entitling the holder to purchase up to an aggregate of 400,000 common shares at a price of $0.075 exercisable until July 9, 2005. In addition, Mr. Tsafalas holds incentive stock options entitling him to purchase up to an aggregate of 950,000 common shares at a price of $0.045 per share exercisable until March 24, 2006.

(6) Pursuant to the Management Agreement dated April 22, 2003 with Byron Cox, our company's Secretary and Treasurer, we agreed to pay to Mr. Cox a monthly salary of $1,000 commencing May 1, 2003 and ending April 30, 2004, representing an annual salary of $12,000. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cox in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 116,834 shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him. In January 2004, we issued 22,727 shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him for the month of December 2003.

(7) Incentive stock options entitling him to purchase up to an aggregate of: (i) 75,000 common shares at a price of $0.09 per share exercisable until January 9, 2006; and (ii) 200,000 common shares at a price of $0.045 exercisable until March 24, 2006. He also holds incentive stock options entitling him to purchase up to 100,000 common shares at a price of $0.03 exercisable until February 24, 2009.

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

Employment/Consulting Agreements

Pursuant to the Management Agreement dated April 1, 2003 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas a monthly salary of $4,500 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $54,000 for a three year term. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 435,764 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him. In January 2004, we issued 102,272 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him for the month of December 2003.

Pursuant to the Management Agreement dated April 1, 2003 with David Stadnyk, we agreed to pay to Mr. Stadnyk a monthly salary of $4,000 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $48,000 for a three year term Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 722,434 shares of our common stock to Mr. Stadnyk in lieu of salary otherwise payable to him.

Pursuant to the Management Agreement dated April 1, 2003 with Winston Cabell, we agreed to pay to Mr. Cabell a monthly salary of $1,000 commencing April 1, 2003 and ending March 31, 2004, representing an annual salary of $12,000 Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cabell in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had accrued $9,000 in unpaid management fees to Mr. Cabell.

Pursuant to the Management Agreement dated April 22, 2003 with Byron Cox, our company's Secretary and Treasurer, we agreed to pay to Mr. Cox a monthly salary of $1,000 commencing May 1, 2003 and ending April 30, 2004, representing an annual salary of $12,000. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cox in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 116,834 shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him. In January 2004, we issued 22,727 shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him for the month of December 2003.

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

Stock Options/SAR Grants

The following grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2003 to our named executive officers:

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED DECEMBER 31, 2003

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
George Tsafalas	325,000(2) 950,000(3)	29%	$0.09 $0.045	January 9, 2006 March 24, 2006
Byron Cox	75,000 200,000(4)	.06%	$0.09 $0.045	January 9, 2006 March 24, 2006

(1) The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended December 31, 2003 was 4,375,000.

(2) These options were exercised during the fiscal year ended December 31, 2003.

(3) 250,000 of these options were exercised during the fiscal year ended December 31, 2003.

(4) 66,666 of these options were exercised during the fiscal year ended December 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN THE YEAR ENDED DECEMBER 31, 2003

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as December 31, 2003 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2003 Exercisable/ Unexercisable(1)
George Tsafalas	595,000	$42,000	700,000/0	$3,500/$0
Byron Cox	266,666	$18,000	275,000/0	$1,000/$0

(1) The closing bid price on December 31, 2003 was $0.05.

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2003.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2003. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

During the year ended December 31, 2003 we granted the following options to purchase shares of our common stock to the following director:
Optionee	Amount	Exercise Price	Expiry Date
John Thornton	100,000	$0.045	March 24, 2006

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of April 13, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
David Stadnyk Suite 1220, 666 Burrard Street Vancouver, BC	1,712,000(2)	0.06%
George Tsafalas Suite 1220, 666 Burrard Street Vancouver, BC	1,440,168(3)	0.05%
Byron Cox Suite 1220, 666 Burrard Street Vancouver, BC	690,488(4)	0.02%
John Thornton Suite 1220, 666 Burrard Street Vancouver, BC	220,000(5)	0.01%
Directors and Executive Officers as a Group	2,350,656(6)	0.08%

(1) Based on 31,033,044 shares of common stock issued and outstanding as of April 13, 2004. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) 768,000 of these shares are held directly by Mr. Stadnyk and 944,000 are held by Patch Energy Inc., a company which is controlled by Mr. Stadnyk.

(3) Includes 1,100,000 stock options exercisable within 60 days.

(4) Includes 358,334 stock options exercisable within 60 days.

(5) Includes 220,000 stock options exercisable within 60 days.

(6) Includes 1,678,334 stock options exercisable within 60 days.

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

We share office facilities and have common management and directorships with a number of public and private corporate related parties. We are charged for office rentals and administrative services on a shared cost basis. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment.

Management agreements were entered into for administration fees with directors and officers aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003. During the year ended December 31, 2003, the Company incurred administration fees of $48,500 (2002 - $109,600), and consulting fees of $26,400 (2002 - $NIL).

During the fiscal year ended December 31, 2002, we borrowed $70,000 from a company with a common officer for the acquisition of oil and gas interests in Tehama County, California. Under the terms of the loan agreement the lender exercised the conversion privilege for 1,750,000 common shares at $.04 per share. We conveyed to the lender, as additional consideration for granting the loan, 20% of its interest in the prospect and a right of refusal to participate as to 50% in future oil and gas prospects undertaken by us.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Stock Option Agreement between Fairchild International Corporation and George Tsafalas, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.2 Stock Option Agreement between Fairchild International Corporation and Byron Cox, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.3 Stock Option Agreement between Fairchild International Corporation and David Jeffery, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.4 Stock Option Agreement between Fairchild International Corporation and David Stadnyk, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.5 Stock Option Agreement between Fairchild International Corporation and Winston Cabell, dated January 9, 2003 (incorporated by reference from our Registration Statement on Form S-8 filed on January 21, 2003)

10.6 Stock Option Agreement between Fairchild International Corporation and George Tsafalas, dated March 24, 2003(incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.7 Stock Option Agreement between Fairchild International Corporation and Byron Cox, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.8 Stock Option Agreement between Fairchild International Corporation and David Stadnyk, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.9 Stock Option Agreement between Fairchild International Corporation and John Thornton, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.10 Stock Option Agreement between Fairchild International Corporation and Winston Cabell, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.11 Stock Option Agreement between Fairchild International Corporation and David Clark, dated March 24, 2003 (incorporated by reference from our Annual Report on Form 10-KSB filed on April 15, 2003)

10.12 Management Agreement dated April 1, 2003 between Fairchild International Corporation and George Tsafalas (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.13 Management Agreement dated April 1, 2003 between Fairchild International Corporation and David Stadnyk (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.14 Management Agreement between Fairchild International Corporation and Winston Cabell, dated April 1, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.15 Management Agreement between Fairchild International Corporation and Byron Cox, dated April 22, 2003 (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.16 Management Agreement dated May 14, 2003 between Fairchild International Corporation and George Tsafalas (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.17 Management Agreement dated May 14, 2003 between Fairchild International Corporation and David Stadnyk (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.18 Change of Control Agreement dated May 14, 2003 between Fairchild International Corporation and George Tsafalas (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.19 Change of Control Agreement dated May 14, 2003 between Fairchild International Corporation and David Stadnyk (incorporated by reference from our Quarterly Report on Form 10-QSB filed on May 22, 2003)

10.20 Letter Agreement dated September 2, 2003 between Fairchild International Corporation and David Lane (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 14, 2003)

10.21 Stock Option Agreement dated September 15, 2003 between Fairchild International Corporation and David Lane (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 14, 2003)

10.22 Stock Option Agreement dated October 28, 2003 between Fairchild International Corporation and David Stadnyk (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 14, 2003)

10.23 Participation Agreement dated November 5, 2003 between Fairchild International Corporation and Patch Energy Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 14, 2003)

10.24 Participation Agreement dated November 6, 2003 between Fairchild International Corporation and Patch Energy Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 14, 2003)

10.25 Agreement dated November 7, 2003 between Fairchild International Corporation and Patch Energy Inc. re NAFTOGAZ (incorporated by reference from our Quarterly Report on Form 10-QSB filed on November 14, 2003)

10.26 Assignment Agreement dated February 23, 2004 between Fairchild International Corporation and Habanero Resources Inc.

10.27 Assignment Agreement dated February 23, 2004 between Fairchild International Corporation and Micron Enviro Systems Inc.

(31) Certifications

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certifications

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarvanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarvanes-Oxley Act of 2002

Reports of Form 8-K

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

On February 27, 2004, we filed a Current Report on Form 8K announcing that we entered into a letter agreement dated February 18, 2004 with Praxis Pharmaceuticals Inc. ("Praxis") wherein we agreed to be bound by the terms of the original Termination of License and Research and Development Agreement (the "License Agreement") dated February 28, 2001. The letter agreement confirms that all amendments to such License Agreement are no longer in force and effect. As a result, Praxis will retain the common shares of Fairchild assigned to it under the terms of the License Agreement and Praxis will pay to us 30% of the Net Revenues in the License Agreement to a maximum of $250,000 over the first three years of sale; provided that we have received $59,423 from Praxis.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2003	December 31, 2002
Audit Related Fees	-	$8,000
Tax Fees	-	-
All Other Fees	$3,647	15,113
Total	$3,647	23,113

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION
a Nevada corporation

/s/ George Tsafalas
______________________________
By: George Tsafalas, President, CEO
and Director

Date: April 15, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ George Tsafalas
_____________________________________
George Tsafalas, President,
Chief Executive Officer and Director

Date: April 15, 2004

/s/ Byron Cox
_____________________________________
Byron Cox, Secretary, Treasurer
and Director

Date: April 15, 2004

/s/ John Thornton
_____________________________________
John Thornton, Director

Date: April 15, 2004