Form 10QSB
period 2004-03-31
FAIRCHILD INTERNATIONAL CORP
filed 2004-05-20
CIK 1096550

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

31,387,520 common shares, par value $0.001 as at May 17, 2004

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

Vancouver, British Columbia
Date: May 19, 2004

/s/ George Tsafalas
___________________________________________
Director of Fairchild International Corporation

FAIRCHILD INTERNATIONAL CORPORATION
March 31, 2004

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

FAIRCHILD INTERNATIONAL CORPORATION

Balance Sheets

(Expressed in US dollars)

	March 31, 2004 $	December 31, 2003 $

Assets

Current Assets

Cash and cash equivalents	387	5,012
Accrued revenues and other receivables	-	4,533
Accounts receivable - related party (Note 6)	16,119	16,119

Total Current Assets	16,506	25,664

Oil and Gas Interests, successful efforts method (Note 3)	67,558	72,844

Total Assets	84,064	98,508

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	40,963	22,183
Accounts payable - related parties (Note 4)	15,135	31,370

Total Current Liabilities	56,098	53,553

Long-term Liabilities

Asset retirement obligation	5,156	5,000

Total Liabilities	61,254	58,553

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock
Authorized: 50,000,000 shares, with a $0.001 par value; Issued: 30,606,217 shares (December 31, 2003 - 29,085,586 shares)	30,606	29,086

Less: Subscriptions receivable	(21,000)	-

Additional Paid-In Capital	2,263,808	2,201,738

Deficit	(2,250,604)	(2,190,869)

Total Stockholders' Equity	22,810	39,955

Total Liabilities And Stockholders' Equity	84,064	98,508

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Operations

(Expressed in US dollars)

	Three months Ended March 31,
	2004 $	2003 $

Revenues

Oil and gas	10,798	33,056

Expenses

Consulting	13,590	96,501
Depletion and amortization	10,153	13,592
Exploration expenses	562	2,901
Impairment of oil and gas properties	-	365
General and administrative	3,351	5,597
Management fees	15,000	-
Oil and gas operating	4,235	5,525
Professional fees	7,141	9,931
Related Party
Administration fees	16,500	24,000
Consulting	-	2,400

	70,532	160,812

Net Loss	(59,734)	(127,756)

Net Loss Per Share - Basic and Diluted	(0.002)	(0.01)

Weighted Average Shares Outstanding	29,833,000	23,821,031

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Cash Flows

(Expressed in US dollars)

	Three months Ended March 31,
	2004 $	2003 $

Cash Flows From Operating Activities
Net loss	(59,734)	(127,756)
Items not involving cash:
Depletion and amortization	10,153	13,592
Impairment of oil and gas properties	-	365
Issue of shares for services	30,500	-
Stock-based compensation	12,090	85,251
Changes in operating assets and liabilities:
Accounts receivable	4,533	68,980
Funds in trust	-	(695)
Prepaid cash calls	-	(15,000)
Accounts payable and accrued liabilities	9,264	995
Accounts payable - related parties	(6,720)	33,807

Net Cash Provided By Operating Activities	86	59,539

Investing Activities
Payments to affiliated company	-	(76,070)
Oil and gas property costs	(4,711)	(13,282)

Net Cash Used In Investing Activities	(4,711)	(89,352)

Financing Activities
Payments on unit offering	-	(5,000)
Common stock issued for cash	-	34,533

Net Cash Provided By Financing Activities	-	29,533

Decrease in Cash and Cash Equivalents	(4,625)	(280)

Cash and Cash Equivalents, beginning of period	5,012	297

Cash and Cash Equivalents, end of period	387	17

Non-Cash Financing Activities

Stock issued for financing costs	-	-
Stock issued for services	30,500	-
Stock issued on settlement of short-term debt	-	80,217

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2003, has been omitted. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of results for the entire year ending December 31, 2004.

As of March 31, 2004, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $59,734 and $127,756 for the three-month periods ended March 31, 2004 and 2003, respectively. The Company had working capital deficiencies of $39,592 as of March 31, 2004 and $27,889 as of December 31, 2003. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

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

3. Oil and Gas Interests

	March 31, 2004	December 31, 2003
	$	$

Proved oil and gas properties and related equipment
- California, USA	78,290	78,290
- Saskatchewan, Canada	124,309	122,638

	202,599	200,928

Non-producing oil and gas properties
- Texas, USA	13,196	10,000
- Saskatchewan, Canada	-	-

	13,196	10,000

Sub-total	215,795	210,928
Accumulated depreciation, depletion, amortization and valuation allowances	(148,237)	(138,084)

Balance, end of period	67,558	72,844

3. Oil and Gas Interests (continued)

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

Oil and Gas Interests - Texas, USA

The Company entered into an agreement dated November 6, 2003 to earn a 1.875% interest in a test well by incurring 1.875% of the costs associated with the acquisition of the interest. The agreement is with a Company with a common officer.

The Company entered into assignment agreements dated February 23, 2004 pursuant to the terms of a sub-participation agreement dated November 6, 2003 between the Company and Patch Energy Inc. (Patch), where the Company was granted the right to earn a 1.875% interest in the Test Well and the Program Lands, being a one-half share of the interest, in consideration of incurring an equal percentage of the costs associated with the acquisition of the Interest. The Company has assigned two fifths of its interest in the sub-participation agreement, being the right to earn an interest of 0.375 of 1% in the Test Well and the Program Lands, in consideration of the assumption of an equal share (2/5) of the Company's costs under the sub-participation agreement.

Oil and Gas Interest - Naftogaz, Ukraine

The Company entered into a memorandum of understanding with a company with a common officer, dated November 7, 2003, under which the Company may participate in negotiations to undertake petroleum and natural gas exploration and development activities in the Ukraine.

4. Related Party Transactions

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

  Management agreements were entered into for administration fees with directors and officers aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003, each for a term of three years. During the three-month period ended March 31, 2004, the Company incurred administration fees of $16,500 (2003 - $nil), and consulting fees of $NIL (2003 - $26,400).

5. Common Stock

    Non-cash consideration

Shares issued for non-cash consideration were valued based on the average market price of the Company's stock from the five days preceding the date of issuance, and the amount of management fees being settled.

On January 7, 2004, the Company issued 215,908 shares of common stock for management services with a fair value of $9,500.

On February 2, 2004, the Company issued 288,460 shares of common stock for management services with a fair value of $10,500.

On March 1, 2004 the Company issued 316,263 shares of common stock for management services with a fair value of $10,500. Refer to Note 7.

5. Common Stock (continued)

a. Non-cash consideration (continued)

During the prior three-month period ended March 31, 2003, the Company issued 909,560 shares of common stock to settle short-term debt with a fair value of $80,217.

b. Incentive Stock Options

The Company adopted a Stock Option Plan dated September 15, 2003 ("the 2003 Stock Option Plan") under which the Company is authorized to grant options to acquire up to a total of 3,607,654 common shares. The term of any stock options granted under the plan is limited to ten years.

A summary of the Company's stock option activity is as follows:

	March 31, 2004
	Number of shares	Weighted average exercise price

Balance, beginning of year	1,328,334	$ 0.10
Options granted	2,100,000	0.03
Options exercised	(700,000)	0.03
Options cancelled / expired	-	-

Balance, end of year	2,728,334	0.06

Exercise price	Weighted Average Remaining Contractual Life (in years)	March 31, 2004
		Outstanding	Exercisable

$0.00 - $0.05	2.56	2,233,334	2,233,334
$0.06 - $0.10	1.60	195,000	195,000
$0.21 - $0.25	0.44	300,000	300,000

		2,728,334	2,728,334

On February 24, 2004, the Company granted options to purchase 2,100,000 shares at an exercise price of $0.03 per share. Of these stock options, 900,000 are exercisable on or before February 24, 2005, and the remaining 1,200,000 are exercisable on or before February 24, 2009. During the period ended March 31, 2004, 700,000 of these stock options were exercised and the proceeds of $21,000 are included in subscriptions receivable, as the proceeds were received subsequently.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 1.01%, expected volatility of 150%, an expected option life of 1 year and no expected dividends. The weighted average fair value of options granted was $0.02 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $13,536 for the period ended March 31, 2004. During the three-month period ended March 31, 2004, the Company recognized stock-based compensation in the amount of $12,090.

5. Common Stock (continued)

b. Incentive Stock Options (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2004 $	2003 $

Net loss - as reported	(59,734)	(127,756)
Add: Stock-based compensation expense included in net loss - as reported	12,090	85,251
Deduct: Stock-based compensation expense determined under fair value method	(25,626)	(166,383)

Net loss - pro forma	(73,270)	(208,888)

Net loss per share (basic and diluted) - as reported	(0.002)	(0.01)
Net loss per share (basic and diluted) - pro forma	(0.002)	(0.01)

6. License

The Company entered into a letter of agreement dated February 18, 2004 with Praxis Pharmaceuticals Inc. (Praxis) where the Company and Praxis have agreed to be bound by the terms of the original Termination of License and Research and Development Agreement (the "License Agreement") dated February 28, 2001. The letter agreement confirms that all amendments to such License Agreement are no longer in force and effect. As a result, Praxis will retain the common shares of the Company assigned to it under the terms of the License Agreement and will pay to the Company 30% of the net revenues in the License Agreement to a maximum of $250,000 over the first three years of sale. To date, the Company has received $59,423 from Praxis.

7. Subsequent Events

a. The Company issued 426,827 shares for management services with a fair value of $10,500.

b. The Company granted 400,000 stock options at a price of $0.025 per share exercisable on or before April 23, 2009.

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

Our Current Business

Tehama County, California

On April 15, 2002, we entered into a Farmout Agreement with Whittier Energy Company (formerly Olympic Resources (Arizona) Ltd.) wherein we have the right to earn from Whittier an assignment of Whittier's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Whittier would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we acquired a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch Energy Inc. ("Patch") of its 20% working interest in our 3.75% interest. For the quarter ended March 31, 2004, we have earned a total of $2,666 in revenue net of royalties from our interest in the four test wells.

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

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $87,938 as our share of the costs associated with the Test Wells as of December 31, 2003. For the three months ended March 31, 2004, we earned $5,726 in revenue net of royalties from our interest in the 10 test wells.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 9 well drill program (the "Second Program"). The Second Program is now complete. We have earned our 1.75% interest, being a one-sixth share of the interest of Patch in the Second Program. For the three months ended March 31, 2004 we expended $200 representing our 2.5% portion of the costs associated with the Second Program and earned a total of $2,406 in revenue net of royalties from our interest in the Second Program.

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

Manahuilla Creek, Texas, USA

On November 6, 2003 we entered into a participation agreement with Patch to participate in an oil and gas prospect located in Goliad County, Texas. Patch holds an agreement with PB Energy USA, Inc. ("PB") whereby Patch has a right to acquire a 3.75% participating working interest in a test well and the oil and gas lands leased by PB in Goliad County by paying 5% of the acquisition costs ($15,000), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. Under our agreement with Patch (the "Sub-Participation Agreement") we have a right to earn one-half of Patch's interest (1.875%) by paying one-half of Patch's costs. As at March 31, 2004, we have paid Patch $7,500 being one-half of the $15,000 previously paid by Patch on account of the acquisition costs and $15,696 against future costs to be incurred.

On February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Habanero Resources Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Habanero assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. As at March 31, 2004, Habanero has advanced to us $5,000 against future costs to be incurred.

As well, on February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Micron Enviro Systems Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Micron assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. As at March 31, 2004, Micron has advanced to us $5,000 against future costs to be incurred.

Naftogaz, Ukraine

On November 7, 2003 we entered into an agreement with Patch whereby Patch agreed to negotiate with us so as to give Fairchild the opportunity to participate in any venture Patch may become involved in as a result of its relationship with NAFTOGAZ, the Ukranian State oil company. To date no such ventures have been finalized.

General

Pursuant to the Management Agreement dated April 1, 2003 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas a monthly salary of $4,500 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $54,000 for a three year term. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. As at March 31, 2004, we had issued 361,440 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him.

Pursuant to the Management Agreement dated April 1, 2003 with David Stadnyk, we agreed to pay to Mr. Stadnyk a monthly salary of $4,000 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $48,000 for a three year term Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. As at March 31, 2004, we had issued 321,280 shares of our common stock to Mr. Stadnyk in lieu of salary otherwise payable to him.

Pursuant to the Management Agreement dated April 1, 2003 with Winston Cabell, we agreed to pay to Mr. Cabell a monthly salary of $1,000 commencing April 1, 2003 and ending March 31, 2004, representing an annual salary of $12,000 Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cabell in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. As at March 31, 2004, we had issued 57,592 shares of our common stock to Mr. Cabell in lieu of salary otherwise payable to him.

Pursuant to the Management Agreement dated April 22, 2003 with Byron Cox, our company's Secretary and Treasurer, we agreed to pay to Mr. Cox a monthly salary of $1,000 commencing May 1, 2003 and ending April 30, 2004, representing an annual salary of $12,000. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cox in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. As at March 31, 2004, we had issued 80,319 shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him.

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

Results of Operations

Fiscal Quarter Ended March 31, 2004 Compared to Fiscal Quarter Ended March 31, 2003

We incurred a net loss of $59,734 from continuing operations for the three months ended March 31, 2004 compared to a net loss of $127,756 for the same quarter ending March 31, 2003. The net loss from continuing operations is due primarily to costs associated with maintaining our existing oil and gas interests and actively seeking new oil and gas exploration opportunities. We have generated a cumulative loss since inception of $2,250,604. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Lack of Revenues

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2003 financial statements contains an additional explanatory paragraph that identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses and Cash Requirements

Our expenses for the three month period ended March 31, 2004 were $70,532 compared to $160,812 for the same period ended March 31, 2003. The decrease in expenses was primarily due to an decrease in consulting expenses.

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $250,000 over the twelve months ending March 31, 2005 for general and administrative expenses and approximately a further $250,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. As of March 31, 2004 we had a net working capital deficiency of $39,592. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Research and Development

We do not currently, and did not previously, have research and development policies in place. We have not expended any material amounts on research or development of our oil and gas properties, except to the extent that the funds we expended to acquire our interest in the properties were spent in the development on the properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2005.

Employees

We do not anticipate an increase in the number of employees we retain over the twelve months ending March 31, 2005. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

Limited Operating History and History of Losses

We have a limited oil and gas operating history and therefore have a limited history of earnings. We started our oil and gas operations with the acquisition of our interest in our current properties. To date, we have incurred substantial net losses. As of March 31, 2004, we had a cumulative deficit of $2,250,604. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

Exhibit Number and Description

(3) Articles of Incorporation/Bylaws

3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2 Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

(10) Material Contracts

10.1 Assignment Agreement dated February 23, 2004 between Fairchild International Corporation and Habanero Resources Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 16, 2004)

10.2 Assignment Agreement dated February 23, 2004 between Fairchild International Corporation and Micron Enviro Systems Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 16, 2004)

(31) Certifications

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32) Certifications

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

/s/ George Tsafalas
By:___________________________
George Tsafalas, President and Director
May 19, 2004

/s/ Byron Cox
By:___________________________
Byron Cox, Secretary, Treasurer and
Director
May 19, 2004

/s/ John Thornton
By:___________________________
John Thornton, Director
May 19, 2004