Form 10QSB
period 2004-06-30
FAIRCHILD INTERNATIONAL CORP
filed 2004-08-13
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

32,474,821 common shares, par value $0.001 as at June 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 12, 2004

/s/ George Tsafalas
___________________________________________
Director of Fairchild International Corporation

June 30, 2004
(Unaudited)
FAIRCHILD INTERNATIONAL CORPORATION

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

FAIRCHILD INTERNATIONAL CORPORATION

Balance Sheets
(Expressed in US dollars)

	June 30, 2004 $	December 31, 2003 $
	(Unaudited)	(Audited)
Assets

Current Assets

Cash and cash equivalents	102	5,012
Accrued revenues and other receivables	-	4,533
Accounts receivable - related party (Note 6)	16,119	16,119
Prepaid expenses	15,750	-

Total Current Assets	31,971	25,664

Oil and Gas Interests, successful efforts method (Note 3)	69,380	72,844

Total Assets	101,351	98,508

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	50,778	22,183
Accounts payable - related parties (Note 4)	5,243	31,370

Total Current Liabilities	56,021	53,553

Long-term Liabilities

Asset retirement obligation	5,312	5,000

Total Liabilities	61,333	58,553

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock
Authorized: 50,000,000 shares, with a $0.001 par value; Issued: 32,474,821 shares (December 31, 2003 - 29,085,586 shares)	32,475	29,086

Additional Paid-In Capital	2,316,463	2,201,738

Deficit	(2,308,920)	(2,190,869)

Total Stockholders' Equity	40,018	39,955

Total Liabilities And Stockholders' Equity	101,351	98,508

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Operations
(Expressed in US dollars)
(Unaudited)
	Three months Ended June 30,		Six months Ended June 30,
	2004 $	2003 $	2004 $	2003 $

Revenues

Oil and gas	8,862	29,531	19,660	62,587

Expenses

Consulting	5,523	19,500	19,113	116,001
Depletion and amortization	4,460	10,591	14,613	24,183
Exploration expenses	(107)	1,537	455	4,438
Financing costs	-	25,000	-	25,000
Impairment of oil and gas properties	-	-	-	365
General and administrative	1,161	5,838	4,512	11,434
Management fees	12,000	-	27,000	-
Oil and gas operating	3,569	5,236	7,803	10,761
Professional fees	26,072	29,694	33,214	39,625
Related Party
Administration fees	14,500	15,500	31,000	41,900

	67,178	112,896	137,710	273,707

Net loss before discontinued operations	(58,316)	(83,365)	(118,050)	(211,120)

License Royalties (Note 6)	-	16,119	-	16,119

Net Loss	(58,316)	(67,246)	(118,050)	(195,001)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)

Weighted Average Shares Outstanding	31,588,000	26,044,000	30,627,000	24,932,000

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)
	Six months Ended June 30,
	2004 $	2003 $

Cash Flows From Operating Activities
Net loss	(118,050)	(195,001)
Items not involving cash:
Depletion and amortization	14,613	24,183
Financing costs	-	25,000
Impairment of oil and gas properties	-	365
Issue of shares for services	59,000	15,750
Stock-based compensation	17,613	85,251
Changes in operating assets and liabilities:
Accounts receivable	4,533	51,825
Prepaid expenses	(15,750)	(16,636)
Accounts payable and accrued liabilities	8,579	14,641
Accounts payable - related parties	(4,118)	62,418

Net Cash (Used in) Provided By Operating Activities	(33,580)	67,796

Investing Activities
Payments to affiliated company	(12,493)	-
Oil and gas property costs	(10,837)	(20,800)

Net Cash (Used In) Investing Activities	(23,330)	(20,800)

Financing Activities
(Repayment of) loans payable	-	(5,000)
Advances from (repayments to) related parties	10,500	(79,769)
Common stock issued for cash	41,500	43,533

Net Cash Provided By (Used in) Financing Activities	52,000	(41,236)

(Decrease) Increase in Cash and Cash Equivalents	(4,910)	5,760

Cash and Cash Equivalents, beginning of period	5,012	297

Cash and Cash Equivalents, end of period	102	6,057

Non-Cash Financing Activities

Stock issued for financing costs	-	25,000
Stock issued for services	59,000	15,750
Stock issued on settlement of short-term debt	-	144,750

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2003, has been omitted. The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of results for the entire year ending December 31, 2004.

As of June 30, 2004, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $118,050 and $195,001 for the six-month periods ended June 30, 2004 and 2003, respectively. The Company had working capital deficiencies of $24,050 as of June 30, 2004 and $27,889 as of December 31, 2003. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

2. Recent Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

F-4

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

3. Oil and Gas Interests

	June 30, 2004	December 31, 2003
	$	$

Proved oil and gas properties and related equipment
- California, USA	78,290	78,290
- Saskatchewan, Canada	125,642	122,638

	203,932	200,928
Non-producing oil and gas properties
- Texas, USA	18,146	10,000
	222,078	210,928
Accumulated depreciation, depletion, amortization and valuation allowances	(152,698)	(138,084)

Balance, end of period	69,380	72,844

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

The Company entered into assignment agreements dated February 23, 2004 pursuant to the terms of a sub-participation agreement dated November 6, 2003 between the Company and Patch International Inc. (formerly Patch Energy Inc.) ("Patch"), where the Company was granted the right to earn a 1.875% interest in the Test Well and the Program Lands, being a one-half share of the interest, in consideration of incurring an equal percentage of the costs associated with the acquisition of the Interest. The Company has assigned two fifths of its interest in the sub-participation agreement, being the right to earn an interest of 0.375 of 1% in the Test Well and the Program Lands, in consideration of the assumption of an equal share (2/5) of the Company's costs under the sub-participation agreement.

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

  F-5

  Management agreements were entered into for administration fees with directors and officers aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003, each for a term of three years. During the six-month period ended June 30, 2004, the Company incurred administration fees of $31,000 (2003 - $41,900).

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

5. Common Stock

    Non-cash consideration

Shares issued for non-cash consideration were valued based on the average market price of the Company's stock from the five days preceding the date of issuance.

On January 7, 2004, the Company issued 215,908 shares of common stock for management services of $9,500.

On February 2, 2004, the Company issued 288,460 shares of common stock for management services of $10,500.

On March 1, 2004 the Company issued 316,263 shares of common stock for management services of $10,500.

On April 1, 2004 the Company issued 426,827 shares of common stock for management services of $10,500.

On May 3, 2004 the Company issued 354,476 shares of common stock for management services of $9,500.

On June 1, 2004 the Company issued 337,301 shares of common stock for management services of $8,500.

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

A summary of the Company's stock option activity is as follows:

	June 30, 2004
	Number of shares	Weighted average exercise price

Balance, beginning of period	1,328,334	$ 0.10
Options granted	2,500,000	0.03
Options exercised	(1,450,000)	0.03
Options cancelled / expired	-	-

Balance, end of period	2,378,334	0.06

Exercise price	Weighted Average Remaining Contractual Life (in years)	June 30, 2004
		Outstanding	Exercisable

$0.00 - $0.05	2.16	1,883,334	1,883,334
$0.06 - $0.10	1.35	195,000	195,000
$0.21 - $0.25	0.19	300,000	300,000

		2,378,334	2,378,334

F-6

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(Expressed in US dollars)
(Unaudited)

5. Common Stock (continued)

b. Incentive Stock Options (continued)

On February 24, 2004, the Company granted options to purchase 2,100,000 shares at an exercise price of $0.03 per share. Of these stock options, 900,000 are exercisable on or before February 24, 2005, and the remaining 1,200,000 are exercisable on or before February 24, 2009. During the period ended June 30, 2004, 1,050,000 of these stock options were exercised for proceeds of $31,500. On April 23, 2004, the Company granted options to purchase 400,000 shares at an exercise price of $0.025 per share. All of these options were exercised during the quarter ended June 30, 2004 for proceeds of $10,000.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.02%, expected volatility of 150%, an expected option life of 1 year and no expected dividends. The weighted average fair value of options granted was $0.02 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $13,535 for the period ended June 30, 2004. During the six-month period ended June 30, 2004, the Company recognized stock-based compensation in the amount of $17,613.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2004 $	2003 $	2004 $	2003 $

Net loss - as reported	(58,316)	(67,246)	(118,050)	(195,001)
Add: Stock-based compensation expense included in net loss - as reported	5,523	-	17,613	85,251
Deduct: Stock-based compensation expense determined under fair value method	(5,523)	-	(31,148)	(166,383)

Net loss - pro forma	(58,316)	(67,246)	(131,585)	(276,133)

Net loss per share (basic and diluted) - as reported	(0.00)	(0.00)	(0.00)	(0.01)
Net loss per share (basic and diluted) - pro forma	(0.00)	(0.00)	(0.00)	(0.01)

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

7. Subsequent Event

Subsequent to the six-month period ended June 30, 2004, the Company issued 334,645 shares for management services with a fair value of $8,500.

F-7

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

Our Current Business

Tehama County, California

On April 15, 2002, we entered into a Farmout Agreement with Whittier Energy Company (formerly Olympic Resources (Arizona) Ltd.) wherein we have the right to earn from Whittier an assignment of Whittier's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Whittier would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we acquired a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch Energy Inc. ("Patch") of its 20% working interest in our 3.75% interest. For the quarter ended June 30, 2004, we have earned a total of $3,528 in revenue net of royalties from our interest in the four test wells.

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

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $87,938 as our share of the costs associated with the Test Wells as of December 31, 2003. For the six months ended June 30, 2004, we earned $11,780 in revenue net of royalties from our interest in the 10 test wells.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 9 well drill program (the "Second Program"). The Second Program is now complete. We have earned our 1.75% interest, being a one-sixth share of the interest of Patch in the Second Program. For the six months ended June 30, 2004 we expended $200 representing our 2.5% portion of the costs associated with the Second Program and earned a total of $4,352 in revenue net of royalties from our interest in the Second Program.

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

Manahuilla Creek, Texas, USA

On November 6, 2003 we entered into a participation agreement with Patch to participate in an oil and gas prospect located in Goliad County, Texas. Patch holds an agreement with PB Energy USA, Inc. ("PB") whereby Patch has a right to acquire a 3.75% participating working interest in a test well and the oil and gas lands leased by PB in Goliad County by paying 5% of the acquisition costs ($15,000), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. Under our agreement with Patch (the "Sub-Participation Agreement") we have a right to earn one-half of Patch's interest (1.875%) by paying one-half of Patch's costs. As at June 30, 2004, we have paid Patch $7,500 being one-half of the $15,000 previously paid by Patch on account of the acquisition costs and $18,896 against future costs to be incurred.

On February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Habanero Resources Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Habanero assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. As at June 30, 2004, Habanero has advanced to us $6,650 against future costs to be incurred.

As well, on February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Micron Enviro Systems Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Micron assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. As at June 30, 2004, Micron has advanced to us $6,650 against future costs to be incurred.

Naftogaz, Ukraine

On November 7, 2003 we entered into an agreement with Patch whereby Patch agreed to negotiate with us so as to give Fairchild the opportunity to participate in any venture Patch may become involved in as a result of its relationship with NAFTOGAZ, the Ukranian State oil company. To date no such ventures have been finalized.

General

Pursuant to the Management Agreement dated April 1, 2003 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas a monthly salary of $4,500 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $54,000 for a three year term. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the six month period ended June 30, 2004, we had issued 890,847 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him.

Pursuant to the Management Agreement dated April 1, 2003 with David Stadnyk, we agreed to pay to Mr. Stadnyk a monthly salary of $4,000 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $48,000 for a three year term Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the six month period ended June 30, 2004, we had issued 791,864 shares of our common stock to Mr. Stadnyk in lieu of salary otherwise payable to him.

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

On February 24, 2004, we granted options to purchase 2,100,000 shares at an exercise price of $0.03 per share. Of these stock options, 900,000 are exercisable on or before February 24, 2005, and the remaining 1,200,000 are exercisable on or before February 24, 2009. During the period ended June 30, 2004, 1,050,000 of these stock options were exercised for proceeds of $31,500. On April 23, 2004, we granted options to purchase 400,000 shares at an exercise price of $0.025 per share. All of these options were exercised during the quarter ended June 30, 2004 for proceeds of $10,000.

Results of Operations

Fiscal Quarter Ended June 30, 2004 Compared to Fiscal Quarter Ended June 30, 2003

We incurred a net loss of $(58,316) from continuing operations for the three months June 30, 2004 compared to a net loss of $(67,246) for the same quarter ending June 30, 2003. The net loss from continuing operations is due primarily to costs associated with maintaining our existing oil and gas interests and actively seeking new oil and gas exploration opportunities. We have generated a cumulative loss since inception of $(2,308,920). Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

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

Expenses and Cash Requirements

Our expenses for the three month period ended June 30, 2004 were $67,178 compared to $112,896 for the same period ended June 30, 2003. The decrease in expenses was primarily due to a decrease in financing costs and consulting fees.

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $250,000 over the twelve months ending June 30, 2005 for general and administrative expenses and approximately a further $250,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. As of June 30, 2004 we had a net working capital deficiency of $24,050. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Research and Development

We do not currently, and did not previously, have research and development policies in place. We have not expended any material amounts on research or development of our oil and gas properties, except to the extent that the funds we expended to acquire our interest in the properties were spent in the development on the properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through June 30, 2005.

Employees

We do not anticipate an increase in the number of employees we retain over the twelve months ending June 30, 2005. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

New Accounting Pronouncements

In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

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

Limited Operating History and History of Losses

We have a limited oil and gas operating history and therefore have a limited history of earnings. We started our oil and gas operations with the acquisition of our interest in our current properties. To date, we have incurred substantial net losses. As of June 30, 2004, we had a cumulative deficit of $2,308,920. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

FAIRCHILD INTERNATIONAL CORPORATION

/s/ George Tsafalas
By:___________________________
George Tsafalas, President and Director
August 12, 2004

/s/ Byron Cox
By:___________________________
Byron Cox, Secretary, Treasurer and
Director
August 12, 2004

/s/ John Thornton
By:___________________________
John Thornton, Director
August 12, 2004