Form 10QSB
period 2004-09-30
FAIRCHILD INTERNATIONAL CORP
filed 2004-11-15
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

33,821,933 common shares, par value $0.001 as at September 30, 2004

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2004 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: November 15, 2004

/s/ George Tsafalas

___________________________________________
Director of Fairchild International Corporation

Fairchild International Corporation
September 30, 2004
(Unaudited)

Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

FAIRCHILD INTERNATIONAL CORPORATION

Balance Sheets

(Expressed in US dollars)

	September 30, 2004 $	December 31, 2003 $
	(Unaudited)	(Audited)
Assets

Current Assets

Cash and cash equivalents	6	5,012
Accounts receivable	-	4,533
Accounts receivable - related party	16,119	16,119

Total Current Assets	16,125	25,664

Oil and Gas Interests, successful efforts method (Note 2)	65,745	72,844

Total Assets	81,870	98,508

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	56,836	22,183
Accounts payable - related parties	7,889	31,370

Total Current Liabilities	64,725	53,553

Long-term Liabilities

Asset retirement obligation	5,468	5,000

Total Liabilities	70,193	58,553

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock
Authorized: 50,000,000 shares, with a $0.001 par value; Issued: 33,821,933 shares (December 31, 2003 - 29,085,586 shares)	33,822	29,086

Additional Paid-In Capital	2,340,615	2,201,738

Deficit	(2,362,760)	(2,190,869)

Total Stockholders' Equity	11,677	39,955

Total Liabilities And Stockholders' Equity	81,870	98,508

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Three months Ended September 30,		Nine months Ended September 30,
	2004 $	2003 $	2004 $	2003 $

Revenues

Oil and gas	7,544	13,062	27,204	75,649

Expenses

Consulting	-	24,396	19,113	140,397
Depletion and amortization	1,854	4,604	16,467	28,787
Exploration expenses	-	437	455	4,875
Financing costs	-	-	-	25,000
Impairment of oil and gas properties	2,243	-	2,243	365
General and administrative	1,547	3,818	6,058	15,252
Management fees	12,000	-	39,000	-
Oil and gas operating	2,554	4,660	10,358	15,421
Professional fees	27,688	6,253	60,902	45,878
Related Party
Administration fees	13,500	16,500	44,500	58,400

	61,386	60,668	199,096	334,375

Net loss before discontinued operations	(53,842)	(47,606)	(171,892)	(258,726)

License Royalties	-	-	-	16,119

Net Loss	(53,842)	(47,606)	(171,892)	(242,607)

Net Loss Per Share - Basic and Diluted	(0.00)	(0.00)	(0.01)	(0.01)

Weighted Average Shares Outstanding	33,218,448	26,984,952	31,496,941	25,616,624

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)
	Nine months Ended September 30,
	2004 $	2003 $

Cash Flows From Operating Activities
Net loss	(171,892)	(242,607)
Items not involving cash:
Depletion and amortization	16,467	28,787
Financing costs	-	25,000
Impairment of oil and gas properties	2,243	365
Issue of shares for services	84,500	35,750
Stock-based compensation	17,613	94,647
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,533	43,664
Increase in accounts payable and accrued liabilities	14,637	4,176
(Decrease) increase in accounts payable - related parties	(1,472)	96,918

Net Cash (Used in) Provided By Operating Activities	(33,371)	86,700

Investing Activities
Payments to affiliated company	(12,493)	-
Oil and gas property costs	(11,142)	(43,873)

Net Cash (Used In) Investing Activities	(23,635)	(43,873)

Financing Activities
(Repayment of) loans payable	-	(5,000)
Advances from (repayments to) related parties	10,500	(92,848)
Common stock issued for cash	41,500	55,533

Net Cash Provided By (Used in) Financing Activities	52,000	(42,315)

(Decrease) Increase in Cash and Cash Equivalents	(5,006)	512

Cash and Cash Equivalents, beginning of period	5,012	297

Cash and Cash Equivalents, end of period	6	809

Non-Cash Financing Activities

Stock issued for financing costs	-	25,000
Stock issued for services	84,500	35,750
Stock issued on settlement of short-term debt	-	143,717

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

1. Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-K for the fiscal year ended December 31, 2003, has been omitted. The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of results for the entire year ending December 31, 2004.

As of September 30, 2004, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $171,892 and $242,607 for the nine-month periods ended September 30, 2004 and 2003, respectively. The Company had working capital deficiency of $48,600 as of September 30, 2004. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

2. Oil and Gas Interests

	September 30, 2004	December 31, 2003
	$	$

Proved oil and gas properties and related equipment
- California, USA	78,290	78,290
- Saskatchewan, Canada	131,740	122,638

	210,030	200,928
Non-producing oil and gas properties
- Texas, USA	18,146	10,000
	228,176	210,928
Accumulated depletion and impairment allowances	(162,431)	(138,084)

Balance, end of period	65,745	72,844

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

2. Oil and Gas Interests (continued)

Oil and Gas Interests - Texas, USA (continued)

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

  Management agreements were entered into for administration fees with directors and officers aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003, each for a term of three years. During the nine-month period ended September 30, 2004, the Company incurred administration fees of $44,500 (2003 - $58,400).

4. Common Stock

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

On July 6, 2004 the Company issued 334,645 shares of common stock for management services of $8,500.

On August 2, 2004 the Company issued 438,143 shares of common stock for management services of $8,500.

On September 6, 2004 the Company issued 574,324 shares of common stock for management services of $8,500.

4. Common Stock (continued)

a. Non-cash consideration (continued)

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

A summary of the Company's stock option activity is as follows:

	September 30, 2004
	Number of shares	Weighted average exercise price

Balance, beginning of period	1,328,334	$ 0.10
Options granted	2,500,000	0.03
Options exercised	(1,450,000)	0.03
Options cancelled / expired	(300,000)	0.25

Balance, end of period	2,078,334	0.04

Exercise price	Weighted Average Remaining Contractual Life (in years)	September 30, 2004
		Outstanding	Exercisable

$0.00 - $0.05	2.37	1,883,334	1,883,334
$0.06 - $0.10	1.10	195,000	195,000

		2,078,334	2,078,334

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.02%, expected volatility of 150%, an expected option life of 1 year and no expected dividends. The weighted average fair value of options granted was $0.02 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $13,535 for the period ended September 30, 2004. During the nine-month period ended September 30, 2004, the Company recognized stock-based compensation in the amount of $17,613.

4. Common Stock (continued)

b. Incentive Stock Options (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Three months ended September 30,		Nine months ended September 30,
	2004 $	2003 $	2004 $	2003 $

Net loss - as reported	(53,842)	(47,606)	(171,892)	(242,607)
Add: Stock-based compensation expense included in net loss - as reported	-	-
17,613
				94,647
Deduct: Stock-based compensation expense determined under fair value method	-	-
(31,148)
				(175,779)

Net loss - pro forma	(53,842)	(47,606)	(185,427)	(323,739)

Net loss per share (basic and diluted) - as reported	(0.00)	(0.00)
(0.01)

(0.01)

Net loss per share (basic and diluted) - pro forma	(0.00)	(0.00)	(0.01)
(0.01)

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

Our Current Business

Tehama County, California

On April 15, 2002, we entered into a Farmout Agreement with Whittier Energy Company (formerly Olympic Resources (Arizona) Ltd.) wherein we have the right to earn from Whittier an assignment of Whittier's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Whittier would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we acquired a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch International Inc. (formerly Patch Energy Inc.) ("Patch") of its 20% working interest in our 3.75% interest. For the quarter ended September 30, 2004, we have earned a total of $4,037 in revenue net of royalties from our interest in the four test wells.

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

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $87,938 as our share of the costs associated with the Test Wells as of December 31, 2003. For the nine months ended September 30, 2004, we earned $16,825 in revenue net of royalties from our interest in the 10 test wells.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 9 well drill program (the "Second Program"). The Second Program is now complete. We have earned our 1.75% interest, being a one-sixth share of the interest of Patch in the Second Program. For the nine months ended September 30, 2004 we expended $506 representing our 2.5% portion of the costs associated with the Second Program and earned a total of $6,342 in revenue net of royalties from our interest in the Second Program.

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

Manahuilla Creek, Texas, USA

On November 6, 2003 we entered into a participation agreement with Patch to participate in an oil and gas prospect located in Goliad County, Texas. Patch holds an agreement with PB Energy USA, Inc. ("PB") whereby Patch has a right to acquire a 3.75% participating working interest in a test well and the oil and gas lands leased by PB in Goliad County by paying 5% of the acquisition costs ($15,000), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. Under our agreement with Patch (the "Sub-Participation Agreement") we have a right to earn one-half of Patch's interest (1.875%) by paying one-half of Patch's costs. As at September 30, 2004, we have paid Patch $7,500 being one-half of the $15,000 previously paid by Patch on account of the acquisition costs and $18,630 against future costs to be incurred.

On February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Habanero Resources Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Habanero assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. As at September 30, 2004, Habanero has advanced to us $6,650 against future costs to be incurred.

As well, on February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Micron Enviro Systems Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Micron assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. As at September 30, 2004, Micron has advanced to us $6,650 against future costs to be incurred.

Naftogaz, Ukraine

On November 7, 2003 we entered into an agreement with Patch whereby Patch agreed to negotiate with us so as to give Fairchild the opportunity to participate in any venture Patch may become involved in as a result of its relationship with NAFTOGAZ, the Ukranian State oil company. To date no such ventures have been finalized.

General

Pursuant to the Management Agreement dated April 1, 2003 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas a monthly salary of $4,500 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $54,000 for a three year term. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the nine month period ended September 30, 2004, we had issued 1,604,024 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him.

Pursuant to the Management Agreement dated April 1, 2003 with David Stadnyk, we agreed to pay to Mr. Stadnyk a monthly salary of $4,000 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $48,000 for a three year term Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the nine month period ended September 30, 2004, we had issued 1,425,799 shares of our common stock to Mr. Stadnyk in lieu of salary otherwise payable to him.

Results of Operations

Fiscal Quarter Ended September 30, 2004 Compared to Fiscal Quarter Ended September 30, 2003

We incurred a net loss of $(53,842) from continuing operations for the three months September 30, 2004 compared to a net loss of $(47,606) for the same quarter ending September 30, 2003. The net loss from continuing operations is due primarily to costs associated with maintaining our existing oil and gas interests and actively seeking new oil and gas exploration opportunities. We have generated a cumulative loss since inception of $(2,362,760). Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

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

Expenses and Cash Requirements

Our expenses for the three month period ended September 30, 2004 were $61,386 compared to $60,668 for the same period ended September 30, 2003. The slight increase in expenses was primarily due to an increase in management and professional fees.

We intend to continue to maintain our existing oil and gas interests and look at new opportunities in the oil and gas industry. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $250,000 over the twelve months ending September 30, 2005 for general and administrative expenses and approximately a further $250,000 to fund our currently proposed oil and gas exploration activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. To the extent that we participate in further oil and gas exploration activities or proceed with the development stage with respect to our current property interests, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favourable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. As of September 30, 2004 we had a net working capital deficiency of $48,600. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Research and Development

We do not currently, and did not previously, have research and development policies in place. We have not expended any material amounts on research or development of our oil and gas properties, except to the extent that the funds we expended to acquire our interest in the properties were spent in the development on the properties.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through September 30, 2005.

Employees

We do not anticipate an increase in the number of employees we retain over the twelve months ending September 30, 2005. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we ultimately retain, if any.

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

Limited Operating History and History of Losses

We have a limited oil and gas operating history and therefore have a limited history of earnings. We started our oil and gas operations with the acquisition of our interest in our current properties. To date, we have incurred substantial net losses. As of September 30, 2004, we had a cumulative deficit of $2,362,760. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

FAIRCHILD INTERNATIONAL CORPORATION

/s/ George Tsafalas
By:___________________________
George Tsafalas, President and Director
November 15, 2004

/s/ Byron Cox
By:___________________________
Byron Cox, Secretary, Treasurer and
Director
November 15, 2004

/s/ John Thornton
By:___________________________
John Thornton, Director
November 15, 2004