Form 10KSB
period 2004-12-31
FAIRCHILD INTERNATIONAL CORP
filed 2005-04-15
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer's telephone number 604. 646-5611

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐ .

State issuer's revenues for its most recent fiscal year. $40,463

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold as of April 13, 2004 was approximately $11,004,016.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

34,387,550 common shares, $0.001 par value outstanding as of April 14, 2005

Transitional Small Business Disclosure Format (Check one):   Yes ☐     No ☒

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

Business Development

Tehama County, California

On April 15, 2002, we entered into a Farmout Agreement with Whittier Energy Company (formerly Olympic Resources (Arizona) Ltd.) wherein we have the right to earn from Whittier an assignment of Whittier's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Whittier would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we acquired a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch Energy Inc. ("Patch") of its 20% working interest in our 3.75% interest. For the year ended December 31, 2004, we have earned a total of $4,618 in revenue from our interest in the four test wells. On December 15, 2004, Patch relinquished its right granted in 2002 to a 20% interest in Fairchild’s interests in the Tehama County lands.

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

On December 2, 2002 we entered into a new participation agreement with Patch which replaced the agreement of June 25, 2002. Pursuant to the terms of a farmout and joint operating agreement dated May 1, 2002 between Patch, True Energy Inc. and Arsenal Energy Inc., Patch had the right to earn a 12.5% interest in the Farmout Lands (as defined in the Farmout Agreement) by incurring 15.625% of the costs (the "Initial Costs") associated with the Test Wells (as defined in the Farmout Agreement). In 2005, Fairchild conveyed all of its interests in the Kerrobert area to Patch in consideration for Patch’s assumption of certain debts owed by Fairchild.

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfil its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated. We have earned the 4.167% interest and, in connection therewith, incurred $87,938 as our share of the costs associated with the Test Wells as of December 31, 2003. For the year ended December 31, 2004, we earned $26,453 in revenue from our interest in the 10 test wells. Fairchild’s interests in these wells were conveyed to Patch in 2005.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 9 well drill program (the "Second Program"). The Second Program is now complete. We have earned our 1.75% interest, being a one-sixth share of the interest of Patch in the Second Program. For the year ended December 31, 2004 we expended $506 representing our 2.5% portion of the costs associated with the Second Program and earned a total of $9,392 in revenue from our interest in the Second Program. Fairchild conveyed all its interest in the Second Program to Patch in 2005.

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

On November 5, 2003, we entered into a participation agreement with Patch in order to earn a 6.75% working interest in future oil wells in the Kerrobert drilling program in consideration of incurring 8.4375% of the costs associated with any such subsequent wells. No further wells have been drilled on the Farmout Lands subsequent to the entering into of this agreement. Fairchild no longer has any interest in the Kerrobert lands.

Manahuilla Creek, Texas, USA

On November 6, 2003 we entered into a participation agreement with Patch to participate in an oil and gas prospect located in Goliad County, Texas. Patch holds an agreement with PB Energy USA, Inc. ("PB") whereby Patch has a right to acquire a 3.75% participating working interest in a test well and the oil and gas lands leased by PB in Goliad County by paying 5% of the acquisition costs ($15,000), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. Under our agreement with Patch (the "Sub-Participation Agreement") we have a right to earn one-half of Patch's interest (1.875%) by paying one-half of Patch's costs. As at December 31, 2004, we have paid Patch $7,500 being one-half of the $15,000 previously paid by Patch on account of the acquisition costs and $25,751 for costs incurred.

On February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Habanero Resources Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Habanero assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. As at December 31, 2004, Habanero has advanced to us $6,650, and owes an additional $227 for costs incurred.

As well, on February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Micron Enviro Systems Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Micron assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. As at December 31, 2004, Micron has advanced to us $6,650, and owes an additional $227 for costs incurred. The balance of our interest in the Goliad County was transferred to Patch on April 15, 2005.

Naftogaz, Ukraine

On November 7, 2003 we entered into an agreement with Patch whereby Patch agreed to negotiate with us so as to give Fairchild the opportunity to participate in any venture Patch may become involved in as a result of its relationship with NAFTOGAZ, the Ukranian State oil company. To date no such ventures have been finalized.

Acquisition

On April 8, 2005, Fairchild International Corp. completed the acquisition of Syngas Energy Corp. (“Syngas”), a developer of advanced integrated gasification production system technologies that produce energy in the form or methane and natural gas as well as electricity. Concurrent with the acquisition, all oil and gas interests were disposed of, along with all associated liabilities.

Syngas was a private company in the business of the development and commercialization of methods to produce energy such as electricity, and synthetic. Syngas’ underlying strategy is to provide a viable alternative to burying or sea dumping our waste and consequently poisoning our land, lakes and oceans. Syngas’s business strategy is to produce, sell, lease and maintain the energy generators. It is also Sygas’ strategy to retain an ownership portion of the co-generated energy, electricity, and synthesized gases, such as methane, being produced.

Syngas intends to focus on developing and marketing the current process while researching new methods of clean energy production. Syngas intends to subcontract fabrication to outside sources that have a proven track record of efficiency, reliability and competitive quality and pricing. Syngas is in the process of upgrading a model unit that demonstrates the application of the technology.

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

Pursuant to the Management Agreement dated April 1, 2003 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas a monthly salary of $4,500 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $54,000 for a three year term. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2004, we had issued 2,512,677 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him. Also, 7,230,861 shares were issued to him under a new consulting agreement.

Pursuant to the Management Agreement dated April 1, 2003 with David Stadnyk, we agreed to pay to Mr. Stadnyk a monthly salary of $4,000 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $48,000 for a three year term Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2004, we had issued 3,133,491 shares of our common stock to Mr. Stadnyk in lieu of salary otherwise payable to him. Also, 7,230,861 shares were issued to him under a new consulting agreement.

Pursuant to the Management Agreement dated April 1, 2003 with Winston Cabell, we agreed to pay to Mr. Cabell a monthly salary of $1,000 commencing April 1, 2003 and ending March 31, 2004, representing an annual salary of $12,000 Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to

Mr. Cabell in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2004, we had issued 98,242 shares of our common stock to Mr. Cabell in lieu of salary otherwise payable to him.

Pursuant to the Management Agreement dated April 22, 2003 with Byron Cox, our company's Secretary and Treasurer, we agreed to pay to Mr. Cox a monthly salary of $1,000 commencing May 1, 2003 and ending April 30, 2004, representing an annual salary of $12,000. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cox in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2004, we had issued 158,282 shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him.

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

On February 24, 2004 we granted incentive stock options to purchase up to an aggregate of 2,100,000 shares of our common stock at a price of $0.03 per share, of which 900,000 are exercisable to February 24, 2005 and 1,200,000 are exercisable to February 24, 2009. During the year ended December 31, 2004, 1,050,000 of these stock options were exercised for proceeds of $31,500, and the remaining 1,050,000 were cancelled without exercise. On April 23, 2004, we granted options to purchase 400,000 shares at an exercise price of $0.025 per share. All of these options were exercised during the year ended December 31, 2004 for proceeds of $10,000.

On November 15, 2004, the incumbent Board of Directors resigned and were replaced by Anish Somani and Margaret Patricia Hunt. Mr. Somani was appointed President to fill the vacancy created by the resignation of Mr. Tsafalis as President.

On November 22, 2004, the Board of Directors approved the consolidation of the authorized, issued and outstanding common shares at a ratio of 25:1.

On December 31, 2004, shareholders of the Company ratified the 25:1 share consolidation.

January 27, 2005, the 25:1 share consolidation was effected. As a result, the Company’s outstanding shares equaled roughly 2,000,000, down from 50,000,000.

On February 10, 2005, the Company began trading under its new symbol, FCHL.

On March 9, 2005, we filed a Form S-8 Registration Statement to register 8,200,000 shares of our common stock, issuable pursuant to our 2005 Stock Option Plan.

Plan of Operation

Fairchild intends to develop the business of Syngas and to cease further investment in oil and gas drilling activities. As of April 15, 2005, the only remaining wells in which we have an interest are located in Tehama County, California. We intend to sell these interests in order to cover debts we have incurred related to these wells.

We intend to focus on the development of Syngas. We intend to maintain Syngas’s current model of commercializing its proprietary process to produce energy using environmentally friendly methods. We also intend to expand Syngas’s product offerings in terms of the type of energy produced and the methodologies used to produce these energies.

We will be primarily dependent upon proceeds from the sale of our securities for the near future, until such time as Syngas begins to develop revenues. . We anticipate that for Fairchild and Syngas to implement our business plan, we will require approximately $250,000 over the twelve months ending December 31, 2005 for general and administrative costs, as well as to upgrade Syngas’s prototype model. We also anticipate we will need approximately a further $250,000 to fund Syngas’s intended research and development and sales activities. We anticipate that Syngas will generate revenues within the next eighteen months from sales of Syngas’ proprietary teachnologies. If we are successful in generating such revenues, we plan to apply them towards the anticipated general and administrative expenses of Syngas. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses.

To the extent that we consider acquisitions as a means to expand, or if we decide to commence with the manufacture of applications of Syngas’s technology, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. Our inability to raise sufficient funds could prevent us from implementing our business plan.

Employees

Besides the two directors, Anish Somani and Patricia Hunt, Fairchild’s wholly owned subsidiary, Syngas Energy Corp. has two employees, Mr. Wilf Ouellette and Mrs. Gloria Porter. Both employees of the subsidiary have experience in the energy industry.

Subsidiaries

Fairchild currently owns one wholly owned subsidiary called Syngas Energy Corp.

Patents and Trademarks

The Company’s wholly owned subsidiary Syngas Energy Corp. currently owns proprietary technology, processes and products that management may consider for patent and trademark protection.

Competition

Although relatively new, the alternative energy industry will likely face increasing competition in the future due to the natural decline in fossil fuel discovery rates and depletion of known reserves. Numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs than Syngas will pose a competitive threat should they decide to enter the market.

Fluctuating Price and Demand

The marketability of alternative energy resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in energy pricing and demand, the proximity and availability of raw fuel markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Government Regulations

Although alternative energy is not now a regulated industry, there is precedent set that once an energy source becomes more readily available, more demanded by the consumer and more acceptable to the public, operations could become subject to federal, state, and local laws relating to the protection of the environment. Alternative energy operations could also become subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Environmental Regulations

In general, the energy industry is subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date, nor do we expect it to as our processes meet and exceed all current environmental regulation. Generally, environmental requirements do not appear to affect us any differently or to any greater extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Our shares of common stock are considered speculative while we proceed with our commitments to develop and market our proprietary Syngas process and our commitment to expand our product offering or while we continue our search for new business opportunities. Prospective investors should consider carefully the risk factors set out below.

Lack of Experience

Management lacks technical training in the commercialized alternative energy industry. This lack of technical training and experience might cause us to miss opportunities that more technically experienced managers would recognize and take advantage of. Although management is actively looking to recruit an advisory board to compliment their skills, with no direct training or experience in these areas, our management may not be fully aware of many of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and earnings and ultimate financial success may suffer irreparable harm.

Limited Operating History and History of Losses

We have no operating history in the energy markets and therefore have no history of earnings in the sector. We have a limited oil and gas operating history and therefore have a limited history of earnings in this sector. We started our oil and gas operations in early 2002 with the acquisition of our interest in our current properties, along with their subsequent divestiture. We started our alternative energy operations on January 1, 2005. To date, we have incurred substantial net losses as a result of our operations to date. As of December 31, 2004, we had a cumulative deficit of $2,765,073. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

Lack of Financial Resources

Our ability to continue research and development and, if warranted, manufacture of our proprietary processes and products will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, a portion of our interest in our proprietary processes and products may be lost due to the necessity of taking on partners or licensing out the fruits of our research and development efforts. We have limited financial resources and currently no cash flow from operations and we are dependent for funds on our ability to sell our common shares, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. The method of financing employed by us to date results in increased dilution to the existing shareholders each time a private placement is conducted.

There can be no assurance that additional funding will be available to us for research and development of our projects or to fulfil our obligations under any applicable agreements. Although historically we have announced additional financings to proceed with the development of some of our previous projects, there can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favourable.

Failure to obtain such additional financing could result in delay or indefinite postponement of further research and development of our projects with the possible loss of the opportunity to commercialize such projects.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon our company. Although we believe that we have access to funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire or that our research suggests warrants further investigation. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of our company.

Inherent Risks

We have not produced a commercial sized economic process, but because our prototype has been in use we believe this is simply a case of scale. However, this is as yet an unproven statement.

Currency Fluctuations

We maintain our accounts in US and Canadian currencies and are therefore subject to currency fluctuations and such fluctuations may materially affect our financial position and results. We do not engage in currency hedging activities.

Need to Manage Growth

In the event our processes and products are sold on a commercial basis, we could experience rapid growth in revenues, personnel, complexity of administration and in other areas. There can be no assurance that we will be able to manage the significant strains that future growth may place on our administrative infrastructure, systems, and controls. If we are unable to manage future growth effectively, our business, operating results and financial condition may be materially adversely affected.

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

Due to the fact that our processes are proprietary and innovative, it is uncertain at this time whether we will sell outright the processes or products with the purchaser of the energy responsible for operations or retain ownership and operate the Syngas processes and/or product offering with Syngas responsible for their operation. In either case, Syngas will be dependent upon training new staff to monitor and maintain the processes and products.

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

Future Dilution

Our constating documents authorize the issuance of 100,000,000 shares of common stock, each with a par value of $0.001 and 1,000,000 shares of preferred stock, par value $0.01. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors.

Risks Relating to the Industry

Alternate Energy

Economically viable sources of alternate energy are subject to a number of risk factors. While the rewards to an investor can be substantial if an economically viable discovery is made, few of the technologies that are explored are ultimately developed into revenue generating sources.

Potential Profitability of Alternative Energy Depends Upon Factors Beyond the Control of Our Company

The potential profitability of alternative energy projects is dependent upon many factors beyond our control. For instance, world prices and markets for alternative energy are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Associated Risks

Energy operations generally involve a high degree of risk. Hazards such as unusual or unexpected power outages, labor disruptions, blow-outs, leakages, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Although we can predict from the prototype, there is no way to conclusively state in advance of putting the proprietary Syngas Process into use whether it will yield energy (gas or electricity) in sufficient quantities to cover research and development or completion costs or to be economically viable. The prototype data, other technologies and the study of current alternative energy producing projects do not enable us to know conclusively prior to completion that sufficient energy will be present, or if present, if it is in commercial quantities. We cannot assure that the analogies that we draw from available data will be applicable to our commercially viable prospects.

Government Regulation/Administrative Practices

There is no assurance that the laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States and/or Canada, our first target markets, or any other jurisdiction, will not be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

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

Item 4.      Submissions of Matters to a Vote of Security Holders.

The following resolutions were submitted to a vote of our security holders, and passed by Special Resolution, during the fourth quarter of the fiscal year ended December 31, 2004:

1.	That all of the authorized 50,000,000 common shares with a par value of $0.0001, of which 50,000,000 common shares are issued and outstanding be consolidated into 2,000,000 common shares with a par value of $0.001, of which 2,000,000 common shares will be issued and outstanding, every twenty five common shares with a par value of $0.001 prior to such consolidation being consolidated into one common shares with a par value of $0.001 after consolidation, with any fractional shares arising as a result of such consolidation being adjusted to the next whole shares.

2.	That the authorized share capital of 2,000,000 common shares with a par value of $0.001 be increased to 100,000,000 common shares with a par value of $0.001 by creating an additional authorized capital of 98,000,000 common shares with a par value of $0.001.

3.	That upon receipt of shareholder approval Fairchild be authorized to file Articles of Amendment with the Nevada Secretary of State to reflect the change in the authorized capital of Fairchild.

PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "FCHL". Our common stock began quotation on the OTC Bulletin Board on July 8, 1998 to December 2, 1999 and since November 30, 2000. On February 10, 2005 our trading symbol changed from “FRCD” to “FCHL”. From December 2, 1999 to November 30, 2000 our common stock was quoted on the "pink sheets". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch) for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2003	$0.165	$0.042
June 30, 2003	$0.096	$0.03
September 30, 2003	$0.085	$0.04
December 31, 2003	$0.085	$0.03
March 31, 2004	$0.675	$0.675
June 30, 2004	$0.725	$0.625
September 30, 2004	$0.375	$0.375
December 31, 2004	$0.275	$0.25

Our shares of common stock are issued in registered form. American Registrar and Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111 (Telephone: 801.363.9065, facsimile 801.363.9066) is the registrar and transfer agent for our shares of common stock.

As of April 14, 2005, we had 34,435,050 shares of common stock outstanding and approximately 59 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2004, the Company issued a total of 778,577 common stock for management services of $390,735.

On November 15, 2004 we entered into a consulting agreement with David Stadnyk relating to management services regarding the change of control of the company. In accordance with the terms of the agreement, we issued 320,001 post-consolidated shares of our common stock at a deemed price of $0.15 per share. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.

On November 15, 2004 we entered into a consulting agreement with George Tsafalas, the former president of the company, relating to management services regarding the change of control of the company. In accordance with the terms of the agreement, we issued 346,001 post-consolidated shares of our common stock at a deemed price of $0.15 per share. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.

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

General

Through Syngas, our wholly owned subsidiary, we intend to research and develop advanced gasification systems and products. Once we have completed development of an advanced gasification unit prototype, we will attempt to sell our advanced gasification units to potential customers. We will then manufacture the unit in accordance with the orders we receive from our customers.

Through the agreements with Whittier Energy Company and Patch Energy Inc., we have earned, or have the right to earn, interests in certain oil and gas exploration and development properties.

Oil and Gas Operations

	2004	2003

OIL AND GAS INTERESTS – SUCCESSFUL EFFORTS METHOD
Balance beginning of the year	$72,844	$89,747
Expenditures	13,627	69,602
Depletion, amortization and impairment charge	(79,171)	(86,505)
Dry well and abandoned interests	-	-
Balance end of the year	$7,300	$72,844

Represented by:
California, U.S.A.
Producing interests subject to depletion and amortization	$78,191	$78,191
Accumulated depletion and impairment valuation	(78,191)	(71,343)
	-	6,848
Texas, U.S.A.
Non-producing interests	20,631	10,000
Accumulated impairment valuation	(20,631)	-
	-	10,000

Saskatchewan, Canada
Producing interests subject to depletion and amortization	131,370	128,374
Accumulated depletion and impairment valuation	(124,070)	(72,378)
	7,300	55,996
	$7,300	$72,844

CAPITALIZED COSTS RELATING TO OIL AND
GAS PRODUCING ACTIVITIES	DECEMBER 31,
	2004	2003

Proved oil and gas properties and related equipment – California, U.S.A.	$78,191	$78,191
Proved oil and gas properties and related equipment – Saskatchewan, Canada	131,370	128,374
Non-producing oil and gas properties – Texas, U.S.A.	20,631	10,000
Non-producing oil and gas properties – Saskatchewan, Canada	-	-

Sub-total	230,192	216,565
Accumulated depreciation, depletion and amortization and valuation allowances	(222,892)	(143,721)

	$7,300	$72,844

COSTS INCURRED IN OIL AND GAS ACQUISITION,	YEAR ENDED
EXPLORATION AND DEVELOPMENT ACTIVITIES	DECEMBER 31,
	2004	2003

Acquisition of properties
Proved – California, U.S.A.	$-	$-
Proved – Saskatchewan, Canada	2,996	59,602
Unproved	10,631	10,000

RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
CALIFORNIA, U.S.A.
	2004	2003

Oil and gas sales	$4,618	$49,520
Production costs	(4,535)	(14,117)
Depletion and impairment valuation provision	(6,848)	(14,127)

Net income (loss) from producing activities	$(6,765)	$21,276

RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
SASKATCHEWAN, CANADA
	2004	2003

Oil and gas sales	$35,845	$47,330
Production costs	(8,745)	(10,877)
Depletion, accretion and impairment valuation provision	(37,617)	(30,133)

Net income (loss) from producing activities	$(10,517)	$6,320
Oil and Gas Interests – California, USA

The Company has a 5% working interest in three wells and a 2.7% working interest in a fourth well in Tehama County, California. During the fiscal year ended December 31, 2002, the Company borrowed $70,000 from a company with a common officer for the acquisition of oil and gas interests in Tehama County, California. The Company conveyed to the lender, as additional consideration for granting the loan, 20% of its interest in the prospect and a right of refusal to participate as to 50% in future oil and gas prospects undertaken by the Company. By an agreement dated December 15, 2004, Patch returned the interest to the Company and a gain on relinquishment of debt was recognized in the amount of $15,215.

Oil and Gas Interests – Saskatchewan, Canada

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

Oil and Gas Interests – Texas, USA

The Company entered into an agreement dated November 6, 2003 to earn a 1.875% interest in a test well by incurring 1.875% of the costs associated with the acquisition of the interest. The agreement is with a Company with a common officer.

The Company entered into assignment agreements dated February 23, 2004 pursuant to the terms of a sub-participation agreement dated November 6, 2003 between the Company and Patch International Inc. (formerly Patch Energy Inc.) (“Patch”), where the Company was granted the right to earn a 1.875% interest in the Test Well and the Program Lands, being a one-half share of the interest, in consideration of incurring an equal percentage of the costs associated with the acquisition of the Interest. The Company has assigned two fifths of its interest in the sub-participation agreement, being the right to earn an interest of 0.375 of 1% in the Test Well and the Program Lands, in consideration of the assumption of an equal share (2/5) of the Company’s costs under the sub-participation agreement. The costs of the test well were written down due to an impairment valuation.

Oil and Gas Interest – Naftogaz, Ukraine

The Company entered into a memorandum of understanding with a company with a common officer, dated November 7, 2003, under which the Company may participate in negotiations to undertake petroleum and natural gas exploration and development activities in the Ukraine. To date, no agreements have been entered into.

Drilling Expenditures

In order for the Company to maintain its interest in its oil and gas prospects, it will be required to pay its proportionate share of the ongoing program expenditures.

Present Activities

There are currently no activities being undertaken on any of our projects.

Results of Operations

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

We incurred a net loss of $588,903 for the fiscal year ended December 31, 2004 compared to a net loss of $363,927 for the year ended December 31, 2003. The increase in the loss is due primarily a significant increase in consulting expenses, general and administrative expenses and professional fees. We have generated a cumulative loss since inception of $2,7795,772. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Discussion and analysis related to significant operating activities undertaken during the year is set out below.

Lack of Revenues

At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2004 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Total expenses for the year ended December 31, 2004 were $629,366 compared to total expenses of $476,896 for the year ended December 31, 2003. The expenses were substantially made up of administration and consulting costs as well as professional fees.

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

We are currently relying on our existing cash reserves to fund our continuing operating expenses and to fund our interests in certain oil and gas exploration and development properties. As of December 31, 2004 and December 31, 2003, our cash and cash equivalent balances were $4,198 and $5,012, respectively. We would likely seek to secure any additional financing necessary through a private placement of our shares of common stock in order to fund our interests in certain oil and gas exploration and development properties.

Plan of Operation for the 12 Months ending December 31, 2005

We intend to discontinue our existing oil and gas interests and look at new opportunities in the oil and gas industry. We intend to focus on developing alternative energy technologies through our wholly owned subsidiary Syngas. We intent to sell stock to finance Syngas. We will be primarily dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $250,000 over the twelve months ending December 31, 2004 for general and administrative expenses and approximately a further $500,000 to fund Syngas’s research and development activities. Revenues received for our existing oil and gas interests will be applied towards our anticipated general and administrative expenses although there are no assurances that such revenues will continue to be received or be sufficient to cover our expenses. We do not expect Syngas to generate any revenues over the twelve months ending December 31, 2004. To the extent that we obtain sales contracts, we will require additional funds to fund the manufacture of units for sale. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. Our inability to raise sufficient funds could cause us to lose the existing oil and gas interests and any work conducted and/or payments made on the properties and could preclude us from participating in other exploration opportunities or fulfilling potential sales orders obtained by Syngas.

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

Product Research and Development

We anticipate that our subsidiary Syngas will expend $250,000 on research and development over the next twelve months.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2005, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Employees

Over the twelve months ending December 31, 2005, we anticipate an increase in the number of employees we retain only if Syngas completes its prototype gasification unit and begin the sales cycle. Such an increase on the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees Syngas ultimately retains, if any.

Item 7.      Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements pertaining to Fairchild are filed as part of this annual report:

Fairchild International Corporation (audited)

Independent Auditors' Report, dated March 11, 2005, except as to Note 9(e) which is April 8, 2005 (Morgan and Company)

Balance Sheets as at December 31, 2004 and 2003

Statements of Operations for the years ended December 31, 2004 and 2003

Statements of Changes in Stockholders' Equity for the years ended December 31, 2004 and 2003

Statements of Cash Flow for the years ended December 31, 2004 and 2003

Notes to the Financial Statements

Fairchild International Corporation
December 31, 2004

MORGAN & COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Fairchild International Corporation

We have audited the accompanying balance sheets of Fairchild International Corporation as of December 31, 2004 and 2003, and the related statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with United States generally accepted accounting principles.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Morgan & Company”

March 11, 2005	Chartered Accountants
(except for note 9E which is as of April 8, 2005)
Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Suite 1488 – 700 West Georgia Street
www.morgan-cas.com	Vancouver, BC V7Y 1A1

FAIRCHILD INTERNATIONAL CORPORATION

Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2004	2003
	$	$
Assets

Current Assets

Cash and cash equivalents	4,198	5,012
Accounts receivable	-	4,533
Prepaid expenses and other	454	-
Due from affiliated companies	-	16,119

Total Current Assets	4,652	25,664

Oil and Gas Interests, successful efforts method (Note 3)	7,300	72,844

Total Assets	11,952	98,508

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

Accounts payable and accrued liabilities	44,231	22,183
Accounts payable - related parties (Note 4)	1,230	31,370
Loans payable	16,200	-

Total Current Liabilities	61,661	53,553

Long-term Liabilities

Asset retirement obligation	5,625	5,000

Total Liabilities	67,286	58,553

Stockholders' (Deficit) Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock (Note 5)
Authorized: 2,000,000 shares, with a $0.001 par value;
Issued: 2,000,000 shares (December 31, 2003 – 1,163,423 shares)	2,000	1,163

Additional Paid-In Capital	2,678,672	2,229,661

Common Stock to be Issued (Note 6)	43,766	-

Deficit	(2,779,772)	(2,190,869)

Total Stockholders’ (Deficit) Equity	(55,334)	39,955

Total Liabilities And Stockholders’ (Deficit) Equity	11,952	98,508

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Operations
(Expressed in US dollars)

	Years Ended
	December 31,
	2004	2003
	$	$

Revenues

Oil and gas	40,463	96,850

Expenses

Consulting	179,113	176,872
Depletion and accretion	19,954	43,895
Exploration expenses	446	5,629
Financing costs	-	25,000
Gain on relinquishment of oil and gas property interest	(9,307)	-
Impairment of oil and gas properties	59,842	42,610
Investor relations	32,565	4,227
General and administrative	17,000	22,055
Management fees	43,000	-
Oil and gas operating	13,280	20,550
Professional fees	51,473	61,158
Related Party
Administration fees	222,000	48,500
Consulting	-	26,400

	629,366	476,896

Net loss before discontinued operations	(588,903)	(380,046)
Less; discontinued operations
License Royalties	-	16,119

Net Loss	(588,903)	(363,927)

Net Loss Per Share – Basic and Diluted	(0.44)	(0.34)

Weighted Average Shares Outstanding	1,343,000	1,055,000

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Changes in Stockholders’ Equity
(Expressed in US dollars)

			Additional
	Common Stock		Paid in		Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

		$	$	$	$
Stockholders’ equity (deficit) at
December 31, 2002	906,041	906	1,804,796	(1,826,942)	(21,240)

Issued for cash stock options

@ $.50/Share	28,000	27	13,973	-	14,000
@ $.75/Share	16,000	16	11,984	-	12,000
@ $1.125/Share	8,000	8	8,992	-	9,000
@ $1.50/Share	6,000	6	8,994	-	9,000
@ $1.875/Share	13,618	14	25,519	-	25,533

Issued for financing cost

@ $.875/Share	5,714	6	4,994	-	5,000
@ $1.00/Share	20,000	20	19,980	-	20,000

Issued for related party services

@ $.925/Share	10,326	10	9,490	-	9,500
@ $1.025/Share	9,223	9	9,491	-	9,500
@ $1.10/Share	14,524	15	15,985	-	16,000
@ $1.175/Share	16,928	17	19,983	-	20,000

Issued for short-term debt

@ $1.00/Share	20,000	20	19,980	-	20,000
@ $1.125/Share	52,667	53	59,197	-	59,250
@ $1.875/Share	4,382	4	8,213	-	8,217
@ $2.25/Share	32,000	32	71,968	-	72,000

Stock-based compensation	-	-	116,122	-	116,122

Net loss for the year	-	-	-	(363,927)	(363,927)

	257,382	257	424,865	(363,927)	61,195
Stockholders’ equity (deficit) at
December 31, 2003	1,163,423	1,163	2,229,661	(2,190,869)	39,955

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Changes in Stockholders’ Equity
(Expressed in US dollars)

			Additional
	Common Stock		Paid in	Common Stock		Total Stockholders’
	Shares	Amount	Capital	To be Issued	Deficit	Equity
		$	$	$	$	$
Stockholders’ equity (deficit) at
December 31, 2003	1,163,423	1,163	2,229,661	-	(2,190,869)	39,955

Issued for cash stock options

@ $0.625/Share	16,000	16	9,984	-	-	10,000
@ $0.75/Share	42,000	42	31,458	-	-	31,500

Issued for related party services

@ $0.50/Share	578,469	578	288,656	-	-	289,234
@ $0.20/Share	42,500	42	8,458	-	-	8,500
@ $0.325/Share	26,154	26	8,474	-	-	8,500
@ $0.375/Share	22,973	23	8,477	-	-	8,500
@ $0.475/Share	17,526	18	8,482	-	-	8,500
@ $0.625/Share	43,951	44	27,456	-	-	27,500
@ $0.675/Share	14,179	14	9,486	-	-	9,500
@ $0.825/Share	12,651	13	10,487	-	-	10,500
@ $0.90/Share	11,538	12	10,488	-	-	10,500
@ $1.10/Share	8,636	9	9,491	-	-	9,500

Common stock to be issued	-	-	-	43,766	-	43,766

Stock-based compensation	-	-	17,613	-	-	17,613

Net loss for the year	-	-	-	-	(588,903)	(588,903)

	836,577	837	449,011	43,766	(588,903)	(95,290)

Stockholders’ equity (deficit) at
December 31, 2004	2,000,000	2,000	2,678,672	43,766	(2,779,772)	(55,335)

The number of shares issued and outstanding has been restated to give retroactive effect for a reverse stock split on the basis of one new share in exchange for 25 old shares approved by the directors of the Company on November 22, 2004. The stock split occurred subsequent to year end.

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Cash Flows
(Expressed in US dollars)

	Years Ended
	December 31,
	2004	2003
	$	$

Cash Flows From Operating Activities
Net loss for the year	(588,903)	(363,927)
Items not involving cash:
Depletion and accretion	19,954	43,895
Financing costs	-	25,000
Gain on relinquishment of oil and gas property interest	(9,307)	-
Impairment of oil and gas properties	59,842	42,610
Liability to issue shares for services	43,766	-
Issue of shares for services	390,734	83,500
Stock-based compensation	17,613	116,122
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,533	57,253
(Increase) in prepaid expenses and other	(454)	-
Decrease in due from affiliated companies	3,670	3,881
Increase in accounts payable and accrued liabilities	12,435	12,454
(Decrease) increase in accounts payable - related parties	1,230	118,144

Net Cash (Used in) Provided By Operating Activities	(44,887)	138,932

Investing Activities
Oil and gas property costs	(13,627)	(64,602)

Net Cash (Used In) Investing Activities	(13,627)	(64,602)

Financing Activities
Proceeds from (repayment of) loans payable	16,200	(50,000)
Repayments to related parties	-	(89,148)
Common stock issued for cash	41,500	69,533

Net Cash Provided By (Used in) Financing Activities	57,700	(69,615)

(Decrease) Increase in Cash and Cash Equivalents	(814)	4,715

Cash and Cash Equivalents, beginning of year	5,012	297

Cash and Cash Equivalents, end of year	4,198	5,012

Non-Cash Financing Activities

Stock issued for financing costs	-	25,000
Stock issued for services	390,734	35,750
Stock issued on settlement of short-term debt	-	143,717

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

The accompanying notes are an integral part of these financial statements.

1.	Nature of Operations and Going Concern Considerations

The Company was incorporated in the State of Nevada, U.S.A. on June 20, 1997. The Company’s principal business was the exploration for and production of natural gas and oil in the United States, Canada, and the Ukraine. Subsequent to December 31, 2004, the Company entered into an agreement to dispose of its remaining interest in the oil and gas properties located in the Province of Saskatchewan, Canada. The Company is focusing its efforts on acquiring a new business.

As of December 31, 2004, the Company had not reached a level of operations, which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company incurred losses from operations of $588,903 and $363,927 for the years ended December 31, 2004 and 2003. The Company had working capital deficiencies of $57,010 and $27,889 as of December 31, 2004 and 2003 respectively. The Company’s continuation as a going concern is dependent upon its ability to identify and successfully acquire a business or assets that will attain profitable operations or raise additional capital sufficient to meet current and future obligations. Management plans to seek additional capital through private placements and public offerings of its common stock. There is no guarantee that the Company will be able to complete any of these objectives. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated deprecation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. In joint ventured oil and gas exploration and production activities, the accounts reflect only the Company’s proportionate interest in such activities.

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

The fair values of cash, accounts receivable, accounts payable and accrued liabilities and due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Foreign Currency

The Company’s functional and reporting currency is the United States dollar. Foreign currency transactions are primarily undertaken in Canadian dollars and are translated into United States dollars using exchange rates at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are remeasured at each balance sheet date at the exchange rate prevailing at the balance sheet date. Foreign currency exchange gains and losses are charged to operations. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	f)	Long-Lived Assets

Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” establishes a single accounting model for long-lived assets to be disposed of by sale including discontinued operations. SFAS 144 requires that these long-lived assets be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. During the year, the Company recognized an impairment loss totalling $45,142 (2003 - $42,610).

	g)	Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under SFAS No. 123 “Accounting for Stock-Based Compensation”, which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair market value of the stock award or fair market value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

The fair value of the options granted during the period was estimated at the date of grant using the Black- Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 1.02%, expected volatility of 150%, an expected option life of one year and no expected dividends. The weighted average fair value of options granted was $0.50 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $13,535 for the year ended December 31, 2004 (2003 - $81,132).

	h)	Asset Retirement Obligation

The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 “Accounting for Asset Retirement Obligations”. SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company recognized asset retirement obligations related to its oil and gas properties.

2.	Summary of Significant Accounting Policies (continued)

	i)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

	j)	Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2.	Summary of Significant Accounting Policies (continued)

	k)	Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earning per Share” (SFAS 128). SFAS 128 requires presentation of both basic and diluted net loss per share (EPS) on the face of the income statement. Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potential common stock outstanding during the period, if dilutive.

3.	Oil and Gas Interests

	2004	2003

OIL AND GAS INTERESTS – SUCCESSFUL EFFORTS METHOD
Balance beginning of the year	$72,844	$89,747
Expenditures	13,627	69,602
Depletion, amortization and impairment charge	(79,171)	(86,505)
Dry well and abandoned interests	-	-
Balance end of the year	$7,300	$72,844

Represented by:
California, U.S.A.
Producing interests subject to depletion and amortization	$78,191	$78,191
Accumulated depletion and impairment valuation	(78,191)	(71,343)
	-	6,848
Texas, U.S.A.
Non-producing interests	20,631	10,000
Accumulated impairment valuation	(20,631)	-
	-	10,000

Saskatchewan, Canada
Producing interests subject to depletion and amortization	131,370	128,374
Accumulated depletion and impairment valuation	(123,670)	(72,378)
	7,300	55,996
	$7,300	$72,844

3.	Oil and Gas Interests (continued)

CAPITALIZED COSTS RELATING TO OIL AND
GAS PRODUCING ACTIVITIES	DECEMBER 31,
	2004	2003

Proved oil and gas properties and related equipment – California, U.S.A.	$78,191	$78,191
Proved oil and gas properties and related equipment – Saskatchewan, Canada	131,370	128,374
Non-producing oil and gas properties – Texas, U.S.A.	20,631	10,000
Non-producing oil and gas properties – Saskatchewan, Canada	-	-

Sub-total	124,070	216,565
Accumulated depreciation, depletion and amortization and valuation allowances	(208,192)	(143,721)

	$7,300	$72,844

COSTS INCURRED IN OIL AND GAS ACQUISITION,	YEAR ENDED
EXPLORATION AND DEVELOPMENT ACTIVITIES	DECEMBER 31,
	2004	2003

Acquisition of properties
Proved – California, U.S.A.	$-	$-
Proved – Saskatchewan, Canada	2,996	59,602
Unproved	10,631	10,000

RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
CALIFORNIA, U.S.A.
	2004	2003

Oil and gas sales	$4,618	$49,520
Production costs	(4,535)	(14,117)
Depletion and impairment valuation provision	(6,848)	(14,127)

Net income (loss) from producing activities	$(6,765)	$21,276

RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
SASKATCHEWAN, CANADA
	2004	2003

Oil and gas sales	$35,845	$47,330
Production costs	(8,745)	(10,877)
Depletion, accretion and impairment valuation provision	(37,617)	(30,133)

Net income (loss) from producing activities	$(10,517)	$6,320

3.	Oil and Gas Interests (continued)

Oil and Gas Interests – California, USA

The Company has a 5% working interest in three wells and a 2.7% working interest in a fourth well in Tehama County, California. During the fiscal year ended December 31, 2002, the Company borrowed $70,000 from a company with a common officer for the acquisition of oil and gas interests in Tehama County, California. The Company conveyed to the lender, as additional consideration for granting the loan, 20% of its interest in the prospect and a right of refusal to participate as to 50% in future oil and gas prospects undertaken by the Company. By an agreement dated December 15, 2004, Patch returned the interest to the Company and a gain on relinquishment of debt was recognized in the amount of $9,307.

Oil and Gas Interests – Saskatchewan, Canada

Under a participation agreement entered into in 2002, the Company has a 4.167% working interest in the first set of ten wells drilled in Kerrobert, Saskatchewan. During the year ended December 31, 2003, the Company entered into a second participation agreement to earn a 1.75% interest in a second set of nine additional wells drilled. The agreements are with a Company with a common officer. The Company has an option to acquire a 6.75% working interest in future oil wells in the Kerrobert drilling program. Refer to Note 8.

Oil and Gas Interests – Texas, USA

The Company entered into an agreement dated November 6, 2003 to earn a 1.875% interest in a test well by incurring 1.875% of the costs associated with the acquisition of the interest. The agreement is with a Company with a common officer.

The Company entered into assignment agreements dated February 23, 2004 pursuant to the terms of a sub- participation agreement dated November 6, 2003 between the Company and Patch International Inc. (formerly Patch Energy Inc.) (“Patch”), where the Company was granted the right to earn a 1.875% interest in the Test Well and the Program Lands, being a one-half share of the interest, in consideration of incurring an equal percentage of the costs associated with the acquisition of the Interest. The Company has assigned two fifths of its interest in the sub-participation agreement, being the right to earn an interest of 0.375 of 1% in the Test Well and the Program Lands, in consideration of the assumption of an equal share (2/5) of the Company’s costs under the sub- participation agreement. The costs of the test well were written down due to an impairment valuation.

Oil and Gas Interest – Naftogaz, Ukraine

The Company entered into a memorandum of understanding with a company with a common officer, dated November 7, 2003, under which the Company may participate in negotiations to undertake petroleum and natural gas exploration and development activities in the Ukraine. To date, no agreements have been entered into.

4.	Related Party Transactions

	a)	The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a shared cost basis. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment.

	b)	Management agreements were entered into for administration fees with former directors and officers aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003, each for a term of three years.

During the year ended December 31, 2004, the Company incurred administration fees of $49,000 (2003 - $74,900). These management agreements were terminated effective November 15, 2004, upon a complete change of directorship and management in the Company.

	c)	The Company entered into consulting agreements dated November 15, 2004 with the former President and a consultant to provide consulting services for a 2 month period, effective on the date of the 25:1 share consolidation (completed January 27, 2005). Included in related party administration fees is $173,000 relating to the agreement with the former President. Effective the date of the agreement, a total of 578,469 post-consolidated shares at $0.50 per share were issued to these individuals, and the company is committed to issuing another 87,531 shares, represented by a liability to issue shares of $43,766. Also, 200,000 shares are to be issued upon the completion of the 25:1 share consolidation.

4.	Related Party Transactions (continued)

	d)	As at December 31, 2004, $1,230 is owing to a director and officer of the Company, and this amount is unsecured, non-interest bearing and has no terms of repayment.

	e)	Refer to Note 9.

5.	Common Stock

	a.	Details of share consolidation

On January 27, 2005, the Company completed a reverse stock split of 1 new share for 25 old shares.

	b.	Non-cash consideration

During the year ended December 31, 2004, the Company issued a total of 778,577 common stock for management services of $390,735.

During the year ended December 31, 2003, a total of 185,764 shares of common stock were issued for non-cash consideration totalling an aggregate value of $239,467.

	c.	Incentive Stock Options

The Company adopted a Stock Option Plan dated September 15, 2003 (“the 2003 Stock Option Plan”) under which the Company is authorized to grant options to acquire up to a total of 144,306 common shares. The term of any stock options granted under the plan is limited to ten years.

A summary of the Company’s stock option activity is as follows:

	December 31, 2004		December 31, 2003
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Balance, beginning of year	53,133	$2.43	38,800	$3.25
Options granted	100,000	0.73	175,000	1.25
Options exercised	(58,000)	0.72	(160,667)	1.25
Options expired	(12,000)	6.25	-	-
Options cancelled	(83,133)	1.03	-	-

Balance, end of year	-	-	53,133	$2.43

The fair value of the options granted during the year was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 1.02%, expected volatility of 150%, an expected option life of 1 year and no expected dividends. The weighted average fair value of options granted was $0.50 per share. Had the Company determined compensation cost based on the fair value at the date of grant for its employee stock options, the net loss would have increased by $13,535 for the year ended December 31, 2004 (2003 - $81,132). During the year ended December 31, 2004, the Company recognized stock-based compensation in the amount of $17,613 (2003 - $116,122).

5.	Common Stock (continued)

	c.	Incentive Stock Options (continued)

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Years ended
	December 31,
	2004	2003
	$	$

Net loss — as reported	(588,903)	(363,927)
Add: Stock-based compensation expense included in net
loss — as reported	17,613	116,122
Deduct: Stock-based compensation expense determined
under fair value method	(31,148)	(197,254)

Net loss — pro forma	(602,038)	(445,059)

Net loss per share (basic and diluted) — as reported	(0.44)	(0.34)
Net loss per share (basic and diluted) — pro forma	(0.45)	(0.42)

6.

Commitment

On February 11, 2005, the Company issued 87,532 shares of common stock at $0.50 per share pursuant to two consulting services agreements dated November 15, 2004 for an aggregate of $43,766. Refer to Note 9.

7.

License

In 2000, the Company entered into a Research, Development and License Agreement to acquire an exclusive license to make, use and sell certain pharmaceutical products. The Company issued 104,000 common shares and paid $137,520 of its total research and development funding obligation of $250,000 as consideration for the license. On February 28, 2001, the parties terminated the Research, Development and License Agreement. As consideration for efforts made, shares issued and cash paid, the Company was entitled to a 30% net revenue royalty from licensed products to a maximum of $250,000 during the first three years of product sales.

Effective January 15, 2002, the parties agreed to place 94,200 of the shares in a voluntary pool and that the Company would be entitled to two-thirds of the proceeds from the sale of the shares until it had received $175,000. At that time, the net revenue royalty obligation would be considered satisfied. Insufficient proceeds were received from the sale of the shares to satisfy the Company’s net revenue royalty entitlement.

Due to the inability of the Company to predict the timing of payments, the amounts are being recognized on a collected or collectible basis.

The Company entered into a letter of agreement dated February 18, 2004 with Patch International Inc. (formerly Praxis Pharmaceuticals Inc.) (“Patch International”) where the Company and Patch International have agreed to be bound by the terms of the original Termination of License and Research and Development Agreement (the “License Agreement”) dated February 28, 2001. The letter agreement confirms that all amendments to such License Agreement are no longer in force and effect. As a result, Patch International will retain the common shares of the Company assigned to it under the terms of the License Agreement and that Patch International will pay to the Company 30% of the net revenues in the License Agreement to a maximum of $250,000 over the first three years of sale; given that the Company has received $59,423 from Patch International.

8.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has incurred net operating losses of $2,020,000, which commence expiring in 2013. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

The components of the net deferred tax asset at December 31, 2004 and 2003, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	2004	2003
	$	$

Net Operating Loss	482,000	1,538,000

Statutory Tax Rate	34%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	163,880	522,920

Valuation Allowance	(163,880)	(522,920)

Net Deferred Tax Asset	-	-

9.	Subsequent Events

	a.	On February 11, 2005, the Company issued 87,532 shares at $0.50 per share to two consultants pursuant to the consulting services agreements described in Note 4(c).

	b.	The Company entered into an agreement to relinquish its interest in the Kerrobert Saskatchewan Oil and Gas Drilling Program to Patch Energy Inc. (“Patch”) in consideration for Patch forgiving all indebtedness owing by the Company to Patch.

	c.	The Company entered into two consulting agreements dated January 1, 2005 where the consultants will assist in identifying potential business opportunities or potential business acquisitions in energy related fields, perform due diligence on potential acquisitions, and provide advice in negotiating terms and conditions for a period of six months. In the event an acquisition is achieved, the consultants will each receive up to 2,000,000 shares of common stock, to a maximum of 10% of the total amount of any shares issued by the Company after the acquisition has been consummated.

	d.	Subsequent to the year end, the Company increased its authorized common stock from 2,000,000 to 100,000,000 shares of common stock.

	e.	On April 8th, 2005, the Company acquired all the issued and outstanding common stock of Syngas Energy Corp. in exchange for the issue of 30,047,500 common shares of the Company. Syngas is a company registered in British Columbia, Canada, engaged in the development of energy from the use of carbon-based materials.

10.	Schedule of Supplementary Information on Oil and Gas Operations

RESERVE QUANTITY INFORMATION (UNAUDITED)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon estimates prepared for the operator of the Company’s oil and gas interests. Such estimates are inherently imprecise and may be subject to substantial revisions.

Revisions may occur because current prices of oil and gas and current costs of operating are subject to fluctuations, past performance of wells does not necessarily guarantee future performance and rates used to estimate decline of reserves could vary from that which is projected.

All quantities shown in the table are proved reserves and are located within the United States and Canada.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE
NET CASH FLOWS RELATING TO PROVED OIL	YEAR ENDED
AND GAS RESERVES (UNAUDITED)	DECEMBER 31,
	2004	2003
	GAS	GAS
	(MCF)	(MCF)
Proved, developed and undeveloped reserves (California)

Balance beginning of the period	3,280	16,380
Discoveries	-	-
Production	(3,280)	(13,100)

Balance end of the period	-	3,280

Standardized Measure of Discounted Future Net Cash Flows (California)

Future cash flows	$-	$18,770
Future operating expenses	-	(4,748)

	-	14,022
10% annual discount for estimated timing of cash flows	-	(701)

Standardized measure of discounted future net cash flows	$-	$13,321

Proved, developed and undeveloped reserves (Saskatchewan)

Balance beginning of the period	4,563	-
Adjustments	35,337	-
Discoveries	-	51,567
Production	(34,900)	(47,004)

Balance end of the period	5,000	4,563

Standardized Measure of Discounted Future Net Cash Flows (Saskatchewan)

Future cash flows	$190,000	$107,687
Future operating expenses	(179,700)	(53,074)

	10,300	54,613
10% annual discount for estimated timing of cash flows	3,000	(3,617)

Standardized measure of discounted future net cash flows	$7,300	$50,996

10.	Schedule of Supplementary Information on Oil and Gas Operations (continued)

RESERVE QUANTITY INFORMATION (UNAUDITED)

Future cash flows are computed by applying fiscal period end prices of natural gas and oil to period end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of ten percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company’s natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

Item 8.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.   Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Anish Somani and Chief Financial Officer, Margaret Hunt upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

As at April 14, 2005 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Anish Somani	President, Chief Executive Officer, Chief Financial Officer and Director	37	Nov 15, 2004
Margaret Hunt	Secretary, Treasurer and Director	57	Nov 15, 2004

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Anish Somani, President, Chief Executive Officer and Director

Mr. Somani was appointed our President, Chief Executive Officer, Chief Financial Officer and a director on Nov 15, 2004. From November, 1998 to November 2004, he worked in project marketing with Sutton Realty and Focus. Mr. Somani has senior project management experience in the real estate and development industry, as well as in the import and export sectors. He has been active in a number of business enterprises in particular helping to arrange and secure financing. Mr Somani is a resident of Vancouver BC and hold a BA (Econ & I.R.) from the University of British Columbia.

Margaret Hunt, Secretary and Treasurer

Margaret Hunt has over thirty years experience in administration and accounting. From July, 2001 to the present, she has worked at Coast West Manufacturing as a general accountant. From 2000 to 2001 she worked at S. Michals as its chief accountant. Ms. Hunt has worked for a defense contractor in the research and development of various technology that required Department of National Defense classified security clearance. This included work with Simon Fraser University. Margaret also has extensive management and administrative experience that includes 10 years in real estate management and 11 years in the industrial manufacturing sector.

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

		Annual Compensation			Long Term Compensation (pre- consolidated)(1)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(2)	Securities Under Options/ SAR's Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
Anish Somani, President, CEO and Director	2004	Nil	Nil	Nil	Nil	Nil	Nil
Margaret Hunt, Secretary, Treasurer and Director	2004	Nil	Nil	Nil	Nil	Nil	Nil
George Tsafalas President, CEO and Director(1)	2003 2004	$64,500(2) $47,250(4)	Nil Nil	Nil Nil	1,275,000(3) 400,000(3)	Nil 7,230,861(2)	Nil Nil
Byron Cox CFO, Secretary, Treasurer and Director	2003 2004	$8,000(6) $4,000	Nil Nil	Nil Nil	275,000(7) Nil (5)	Nil Nil	Nil Nil

(1) Mr. Tsafalas was appointed as President and a director on June 6, 2002 and resigned November 15, 2004.

(2) Mr. Tsafalas was paid $47,250 as consulting fees from January 1, 2004 to and including November 15, 2004. Pursuant to the Management Agreement dated November 15, 2004 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas 346,000 shares of post-consolidated stock, of which 289,234 shares were issued during the year, in connection with the change of control of the Company and termination of George Tsafalas as our company’s president. Pursuant to the terms of this Management agreement in effect prior to November 15, 2004, Mr. Tsafalas in any month during the term of the agreement may have been compensated by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2004, we had issued 400,000 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him. In January 2004, we issued 102,272 shares of pre-consolidated common stock to Mr. Tsafalas in lieu of salary otherwise payable to him for the month of December 2003. The Management Agreement dated April 1, 2003 was terminated November 15, 2004.

(3) Incentive stock options entitling the holder to purchase up to an aggregate of: (i) 325,000 common shares at a price of $0.09 exercisable until January 9, 2006; and (ii) 950,000 common shares at a price of $0.045 exercisable until March 24, 2006. In addition, Mr. Tsafalas exercised incentive stock options of 400,000 common shares at a price of $0.03 per share during the year.

(4) Pursuant to a management agreement entered into with our company, Mr. Tsafalas was paid $4,500 per month from January 1, 2004 to and including November 14, 2004.

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

Employment/Consulting Agreements

Pursuant to the Management Agreement dated April 1, 2003 with George Tsafalas our company's President, we agreed to pay to Mr. Tsafalas a monthly salary of $4,500 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $54,000 for a three year term.. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Tsafalas in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2004, we had issued 2,512,677 shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him. In January 2004, we issued 102,272 (pre-consolidated)

shares of our common stock to Mr. Tsafalas in lieu of salary otherwise payable to him for the month of December 2003. The Management agreement between Mr. Tsafalas and the Company was terminated on November 15, 2004. Pursuant to the Management Agreement dated November 15, 2004. Mr. Tsafalas agreed to provide services to the company pursuant to the change of control of the Company, we agreed to pay Mr. Tsafalas 346,000 shares of restricted common stock (post consolidated).

Pursuant to the Management Agreement dated April 1, 2003 with David Stadnyk, we agreed to pay to Mr. Stadnyk a monthly salary of $4,000 commencing April 1, 2003 and ending March 31, 2006, representing an annual salary of $48,000 for a three year term Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Stadnyk in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2004, we had issued 3,133,491 shares of our common stock to Mr. Stadnyk in lieu of salary otherwise payable to him. The Management agreement between Mr. Tsafalas and the Company was terminated on November 15, 2004. Pursuant to the Management Agreement dated November 15, 2004. Mr. Stadnyk agreed to provide services to the company pursuant to the change of control of the Company, we agreed to pay Mr. Stadnyk 320,000 shares of restricted common stock. (post consolidated)

Pursuant to the Management Agreement dated April 1, 2003 with Winston Cabell, we agreed to pay to Mr. Cabell a monthly salary of $1,000 commencing April 1, 2003 and ending March 31, 2004, representing an annual salary of $12,000 Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cabell in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had accrued $9,000 in unpaid management fees to Mr. Cabell.

Pursuant to the Management Agreement dated April 22, 2003 with Byron Cox, our company's Secretary and Treasurer, we agreed to pay to Mr. Cox a monthly salary of $1,000 commencing May 1, 2003 and ending April 30, 2004, representing an annual salary of $12,000. Pursuant to the terms of this agreement we may satisfy our obligations in respect of payment of the salary to Mr. Cox in any month during the term of the agreement by the issuance of such number of shares of our common stock at a deemed price equal to the average bid price of our common stock on the OTC Bulletin Board for the last five trading days of such month as having a value equal to the salary then otherwise payable. For the year ended December 31, 2003, we had issued 116,834 (pre-consolidated) shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him. In January 2004, we issued 22,727 (pre-consolidated) shares of our common stock to Mr. Cox in lieu of salary otherwise payable to him for the month of December 2003.

On September 2, 2003 we entered into an agreement with David Lane to assist our company in seeking out new oil and gas investment opportunities. The agreement is for a one year term and we have granted to Mr. Lane as consideration for his services incentive stock options entitling him to purchase up to an aggregate of 400,000 (pre-consolidated) shares in our capital stock at a price of $0.03 per share.

Fairchild is currently negotiating management compensation contracts with Anish Somani, our President, and Margaret Hunt, our Secretary and Treasurer.

On January 1, 2005 we entered into an agreement with Robert Jarva to assist our company in seeking out new investment opportunities. The agreement is for a six month term and we have agreed to compensate Mr. Jarva up to 2,000,000 (post-consolidated) shares to a maximum of 10% of the total amount of any shares issued by the Company after the acquisition has been consummated.

On January 1, 2005 we entered into an agreement with Aarif Jamani to assist our company in seeking out new investment opportunities. The agreement is for a six month term and we have agreed to compensate Mr. Jamani up to 2,000,000 (post-consolidated) shares to a maximum of 10% of the total amount of any shares issued by the Company after the acquisition has been consummated.

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

Stock Options/SAR Grants

The following grants of stock options or stock appreciation rights were made during the fiscal year ended December 31, 2004 to our named executive officers:

OPTIONS GRANTED TO OUR NAMED EXECUTIVE OFFICERS
IN THE YEAR ENDED DECEMBER 31, 2004

Name	Number of Shares of Common Stock Underlying Options Granted	% of Total Options Granted(1)	Exercise or Base Price ($/Share)	Expiration Date
George Tsafalas	400,000(2)	18.2	$0.03	November 15, 2004 (3)
Byron Cox	100,000(2)	4.5	$0.03	November 15, 2004 (3)

(1) The total number of options to purchase common shares granted to employees/consultants/officers/directors during the fiscal year ended December 31, 2004 was 2,200,000 pre-consolidated shares.

(2) None of these options were exercised during the fiscal year ended December 31, 2004 and they expired November 15, 2004.

(3) These options originally had an expiry date of February 24, 2009 but they expired on November 15, 2004, when Mr. Tsafalas and Mr. Cox resigned as directors and officers of Fairchild.

AGGREGATED OPTION/SAR EXERCISES IN THE YEAR ENDED DECEMBER 31, 2004

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Shares of Common Stock Underlying Unexercised Options as December 31, 2004 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options at December 31, 2004 Exercisable/ Unexercisable(1)
George Tsafalas	2,512,677	49,500	Nil	Nil
Byron Cox	158,282	5,000	Nil	Nil

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

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2004.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2004. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

During the year ended December 31, 2004 we granted the following options to purchase shares of our common stock to the following director:

Optionee	Amount	Exercise Price	Expiry Date
John Thornton	200,000	$0.03	February 24, 2004

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders

The following table sets forth, as of March 31, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Wilf Ouellette (3) Suite 78 Belleville Avenue Sprice Grove Alberta Canada T7A 1H8	10,000,000 (4)	29%
Draycott Investments Ltd. Loyalist Plaza Don Mackay Blvd Marsh Harbour Abaco Bahamas 20377	10,000,000 (5)	29%
Nilufar Jamani 2982 Corona Drive Burnaby British Columbia Canada V3J 1B8	10,000,000	29%
Anish Somani (6) 301- 1508 West Broadway Vancouver, BC, Canada V6J 1W8	Nil	0
Margaret Hunt (7) 18090 – 58A Avenue, Unit B Surrey, B.C. Canada V3S 1N6	Nil	0
Directors and Executive Officers as a Group	Nil	29%

(1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Based on 34,387,550 shares of common stock issued and outstanding as of March 31, 2005.

(3) Wilf Ouellette is a Director and the Chief Executive Officer of Syngas, our wholly owned subsidiary since April 8, 2005.

(4) 10,000,000 shares are held by 975110 Alberta Ltd., a company of which Mr. Ouellette is a director and has voting power and investment control.

(5) Lawrence Collie is the sole director of Draycott Investments Ltd. and may, therefore, be deemed to have voting and investment power with respect to all shares of record held by Draycott.

(6) Anish Somani is a Director and the President, Chief Executive Officer and Chief Financial Officer of the Company. Anish Somani is also the President of Syngas, our wholly owned subsidiary.

(7) Margaret Hunt is a Director and the Secretary and Treasurer of the Company.

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

Management agreements were entered into for administration fees with directors and officers aggregating $5,500 per month commencing April 1, 2003 and May 1, 2003. During the year ended December 31, 2004, the Company incurred administration fees of $49,000 (2003 - $74,900), These management agreements were terminated effective November 15, 2004, upon a complete change of directorship and management in the Company.

The Company entered into consulting agreements dated November 15, 2004 with the former President and a consultant to provide consulting services for a 2 month period, effective on the date of the 25:1 share consolidation (completed January 27, 2005). Included in related party administration fees is $173,000 relating to the agreement with the former President. Effective the date of the agreement, a total of 578,469 post-consolidated shares at $0.50 per share were issued to these individuals, and the company is committed to issuing another 87,531 shares, represented by a liability to issue shares of $43,766. Also, 200,000 shares are to be issued upon the completion of the 25:1 share consolidation.

The Company entered into a share exchange agreement dated January 28, 2005 with the three controlling shareholders of Syngas Energy Inc. whereby the Company issued from its treasury 30,000,000 shares of its capital stock in exchange for 30,000,000 shares of Syngas Energy Inc. Anish Somani, our president, is also the president of Syngas Energy Inc.

Item 13.     Exhibits and Reports on Form 8-K.

Exhibits

(3)	Articles of Incorporation/Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.3	Certificate of Amendment (incorporated by reference from our Report of Form 8-K filed on February 24, 2005)

(10)	Material Contracts

10.1	Assignment Agreement dated February 23, 2004 between Fairchild and Habanero Resources Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 16, 2004)

10.2	Assignment Agreement dated February 23, 2004 between Fairchild International Corporation and Micron Enviro Systems Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 16, 2004)

10.3	Management Agreement dated November 15, 2004 between Fairchild and David Stadnyk (incorporated by reference from our Report on Form 8-k filed on February 24, 2005)

10.4	Management Agreement dated November 15, 2004 between Fairchild and George Tsafalas (incorporated by reference from our Report on Form 8-k filed on February 24, 2005)

10.5	Share exchange agreement dated January 28, 2005 between Fairchild and shareholders of Syngas Energy Corp. (incorporated by reference from our Report on Form 8-k filed on April 14, 2005)

10.6	Share exchange agreement dated January 28, 2005 between Fairchild and shareholders of Syngas Energy Corp. (incorporated by reference from our Report on Form 8-k filed on April 15, 2005)

10.7	Assignment and relinquishment of Oil and gas interests agreement dated January 28, 2005 between Fairchild and Patch.

(31)	Certifications

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports of Form 8-K

8K On April 8, 2005 Fairchild completed the closing of two share exchange agreements, and acquired 100% of the outstanding capital stock of Syngas in exchange for the issuance of 30,047,500 common shares of Fairchild. As a result of the issuance, the five prior shareholders of Syngas now hold approximately 87% of the outstanding common stock of Fairchild. The consideration exchanged in connection with this transaction was determined through negotiation by the parties.

Syngas is a company incorporated in British Columbia, Canada and its primary asset is an integrated gasification production system technology that combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. Syngas intends to further develop the technology to make it commercially viable and intends to then sell or license the technology.

None of the Syngas shareholders were shareholders of Fairchild immediately prior to completion of the closing of the Agreement. None of the Fairchild’s executive officers or directors has changed as a result of this transaction and no change in the executive officers or directors of Fairchild is required under the terms of the Agreement.

8K February 24, 2005

Fairchild entered into consulting agreements with each of David Stadnyk and George Tsafalas wherein such individuals were engaged to provide advice and services to Fairchild in connection with the proposed Reorganization. Such consulting agreements shall be for a term of two months and shall provide for consideration to each of Messrs. Stadnyk and Tsafalas of 100,000 shares of Fairchild issued on the first day of the first month. In each instance the shares are to be issued on a "post-consolidated" basis and the consulting agreements will commence immediately following the completion of a 25 for 1 consolidation of the shares of Fairchild. Effective November 15, 2004 the existing management agreements with each of Messrs. Stadnyk and Tsafalas dated May 14, 2003 were terminated. Effective November 15, 2004, George Tsafalas, Winston Cabell and John Thornton resigned as directors and/or officers of the Corporation and were replaced with Anish Somani and Margaret Patricia Hunt. Mr. Somani was appointed as the Corporation's President to fill the vacancy created by the resignation of Mr. Tsafalas.

On November 22, 2004 the board of directors of Fairchild approved the consolidation of the authorized, issued and outstanding common shares at a ratio of 25 to 1 and an increase in the authorized share capital to 100,000,000 (the "Amendment"). Shareholder approval to the Amendment was sought and received at a shareholders' meeting held December 31, 2004 and was effected with the Nevada Secretary of State on January 27, 2005 by the filing of Articles of Amendment. As a result, all of the authorized 50,000,000 common shares with a par value of $0.001, of which 50,000,000 common shares are issued and outstanding were consolidated into 2,000,000 common shares with a par value of $0.001, of which 2,000,000 common shares are issued and outstanding, every twenty-five (25) common shares with a par value of $0.001 prior to such consolidation being consolidated into one (1) common share with a par value of $0.001 after consolidation, with any fractional shares arising as a result of such consolidation being adjusted to the next whole share. The authorized share capital of 2,000,000 common shares with a par value of $0.001 was increased to 100,000,000 common shares with a par value of $0.001 by the creation of an additional authorized 98,000,000 common shares with a par value of $0.001. The Amendment took effect with the OTC Bulletin Board at the opening for trading on February 10, 2005 under the new stock symbol FCHL. Fairchild’s new CUSIP number is 303719 30 6.

8K Dated February 27, 2004

Fairchild entered into a letter agreement with Praxis Pharmaceuticals Inc. ("Praxis") dated February 18, 2004 wherein the parties agreed to be bound by the terms of the original Termination of License and Research and Development Agreement (the "License Agreement") dated February 28, 2001. The letter agreement confirmed that all amendments to such License Agreement are no longer in force and effect. As a result, Praxis will retain the common shares of Fairchild assigned to it under the terms of the License Agreement and that Praxis will pay to Fairchild 30% of the Net Revenues in the License Agreement to a maximum of $250,000 over the first three years of sale; provided that Fairchild has received $59,423 from Praxis.

Item 14.    Principal Accountant Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2004	December 31, 2003
Audit Related Fees	5900	5000
Tax Fees	____-	-
All Other Fees	1150	$3,647
Total December 31, 2004	7050	$3,647

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION
a Nevada corporation

/s/ Anish Somani
By: Anish Somani, President, CEO
and Director

Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Anish Somani
Anish Somani, President,
Chief Executive Officer, Chief Financial Officer and Director

Date: April 15, 2004

/s/ Margaret Patricia Hunt
Margaret Patricia Hunt , Secretary, Treasurer
and Director

Date: April 15, 2005