Form 10QSB
period 2005-03-31
FAIRCHILD INTERNATIONAL CORP
filed 2005-05-20
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

  ☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

  ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-28305

FAIRCHILD INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or	91-1880015
organization)	(I.R.S. Employer Identification No.)

Suite 600, 595 Hornby Street
Vancouver, British Columbia, V6C 1A4
(Address of principal executive offices)

604.646.5611
(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

34,487,550 common shares, par value $0.001 as at May 15, 2005

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: May 19, 2005

/s/ Anish Somani
___________________________________________
Director of Fairchild International Corporation

Fairchild International Corporation
March 31, 2005
(Unaudited)
Index

Balance Sheets	F-1

Statements of Operations	F-2

Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

FAIRCHILD INTERNATIONAL CORPORATION

Balance Sheets
(Expressed in US dollars)

	March 31,	December 31,
	2005	2004
	$	$
	(Unaudited)	(Audited)

Assets

Current Assets

Cash and cash equivalents	-	4,198
Prepaid expenses and other	3,734	454

Total Current Assets	3,734	4,652

Oil and Gas Interests, successful efforts method (Note 2)	-	7,300

Total Assets	3,734	11,952

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities

Bank overdraft	1,472	-
Accounts payable and accrued liabilities	30,587	44,231
Accounts payable - related parties (Note 3)	1,230	1,230
Loans payable	44,648	16,200

Total Current Liabilities	77,937	61,661

Long-term Liabilities

Asset retirement obligation	-	5,625

Total Liabilities	77,937	67,286

Stockholders' Equity (Deficit)

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-	-

Common Stock (Note 4)
Authorized: 100,000,000 shares, with a $0.001 par value;
Issued: 4,287,550 shares (December 31, 2004 – 2,000,000 shares)	4,288	2,000

Additional Paid-In Capital	3,320,150	2,678,672

Common Stock to be Issued	-	43,766

Deficit	(3,398,641)	(2,779,772)

Total Stockholders’ Equity (Deficit)	(74,203)	(55,334)

Total Liabilities and Stockholders’ Equity (Deficit)	3,734	11,952

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	$	$

Revenues

Oil and gas	-	10,798

Expenses

Consulting	600,000	13,590
Depletion and accretion	-	10,153
Exploration expenses	-	562
Loss on relinquishment of oil and gas property interest	1,675	-
General and administrative	5,145	3,351
Management fees	-	15,000
Oil and gas operating	-	4,235
Professional fees	12,048	7,141
Related Party
Administration fees	-	16,500

	618,868	70,532

Net loss	(618,868)	(59,734)

Net Loss Per Share – Basic and Diluted	(0.25)	(0.05)

Weighted Average Shares Outstanding	2,440,000	1,193,000

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION

Statements of Cash Flows (Expressed in US dollars) (Unaudited)

	Three Months Ended
	March 31,
	2005	2004
	$	$

Cash Flows From Operating Activities
Net loss for the period	(618,868)	(59,734)
Items not involving cash:
Depletion and accretion	-	10,153
Loss on relinquishment of oil and gas property interest	1,675	-
Issue of shares for fees	600,000	30,500
Stock-based compensation	-	12,090
Changes in operating assets and liabilities:
Decrease in accounts receivable	(3,280)	4,533
Increase in accounts payable and accrued liabilities	(13,645)	9,264
(Decrease) increase in accounts payable - related parties	-	(6,720)

Net Cash (Used in) Provided By Operating Activities	(34,118)	86

Investing Activities
Oil and gas property costs	-	(4,711)

Net Cash (Used In) Investing Activities	-	(4,711)

Financing Activities
Proceeds from (repayment of) loans payable	28,448	-
Payments to affiliated company	-	-

Net Cash Provided By Financing Activities	28,448	-

Decrease in Cash and Cash Equivalents	(5,670)	(4,625)

Cash and Cash Equivalents, beginning of period	4,198	5,012

Bank overdraft/Cash and Cash Equivalents, end of period	(1,472)	387

Non-Cash Financing Activities

Stock issued for fees	600,000	30,500

Supplemental Disclosures

Cash paid for taxes	-	-
Cash paid for interest	-	-

The accompanying notes are an integral part of these financial statements.

FAIRCHILD INTERNATIONAL CORPORATION

Notes to the Financial Statements
(Expressed in US dollars)

1.	Basis of Presentation and Going Concern Considerations

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

As of March 31, 2005, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $618,868 and $59,734 for the three-month periods ended March 31, 2005 and 2004, respectively. These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.	Oil and Gas Interests

	March 31,	December 31,
	2005	2004
	$	$

Proved oil and gas properties and related equipment
- California, USA	78,191	78,191
- Saskatchewan, Canada	-	131,370

	78,191	209,561
Non-producing oil and gas properties
- Texas, USA	-	20,631
	78,191	230,192
Accumulated depletion and impairment allowances	(78,191)	(222,892)

Balance, end of period	-	7,300

Oil and Gas Interests – California, USA

The Company has a 5% working interest in three wells and a 2.7% working interest in a fourth well in Tehama County, California.

Oil and Gas Interests – Saskatchewan, Canada

Under a participation agreement entered into in 2002 with Patch Energy Inc. (“Patch”), the Company had a 4.167% working interest in the first set of ten wells drilled in Kerrobert, Saskatchewan. During the year ended December 31, 2003, the Company entered into a second participation agreement to earn a 1.75% interest in a second set of nine additional wells drilled. The agreements were with a Company with a common officer. The Company had an option to acquire a 6.75% working interest in future oil wells in the Kerrobert drilling program. The Company entered into an agreement dated April 15, 2005 to relinquish its interest in the Kerrobert Saskatchewan Oil and Gas Drilling Program to Patch in consideration for Patch forgiving all indebtedness owing by the Company to Patch. Accordingly, all costs and the asset retirement obligation balance have been written off to operations.

2.	Oil and Gas Interests (continued)

Oil and Gas Interests – Texas, USA

The Company entered into an agreement dated November 6, 2003 to earn a 1.875% interest in a test well by incurring 1.875% of the costs associated with the acquisition of the interest. The agreement is with a Company with a common officer.

The Company entered into assignment agreements dated February 23, 2004 pursuant to the terms of a sub- participation agreement dated November 6, 2003 between the Company and Patch International Inc. (formerly Patch Energy Inc.) (“Patch”), where the Company was granted the right to earn a 1.875% interest in the Test Well and the Program Lands, being a one-half share of the interest, in consideration of incurring an equal percentage of the costs associated with the acquisition of the Interest. The Company has assigned two fifths of its interest in the sub-participation agreement, being the right to earn an interest of 0.375 of 1% in the Test Well and the Program Lands, in consideration of the assumption of an equal share (2/5) of the Company’s costs under the sub- participation agreement. The costs of the test well were written down in the prior fiscal year, due to an impairment valuation. The Company entered into an agreement dated April 15, 2005 to relinquish its interest in the test well to Patch in consideration for Patch forgiving all indebtedness owing by the Company to Patch. Accordingly, all costs and the asset retirement obligation balance have been written off to operations.

3.	Related Party Transactions

	a)	The Company entered into consulting agreements dated November 15, 2004 with the former President and a consultant to provide consulting services for a two month period, effective on the date of the 25:1 reverse stock split (completed January 27, 2005). On December 2, 2004, the Company issued 578,469 post-split adjusted shares at a fair value of $0.50 per share to these individuals. On February 11, 2005, the Company issued 87,532 shares of common stock pursuant to these agreements at a fair value of $0.50 per share. In addition, on March 9, 2005, the Company issued 200,000 shares of common stock at a fair value of $0.50 per share. These stock issuances were valued based upon the closing price of the Company’s stock on the date of issuance.

	b)	As at March 31, 2005, $1,230 (December 31, 2004 – $1,230) is owing to a director and officer of the
Company. This amount is unsecured, non-interest bearing and has no terms of repayment.

4.	Common Stock

	a.	Details of share consolidation

On January 27, 2005, the Company completed a reverse stock split of 1 new share for 25 old shares.

	b.	Non-cash consideration

On February 11, 2005, the Company issued 87,532 shares at $0.50 per share to two consultants pursuant to the consulting services agreements described in Note 3(a).

On March 9, 2005, the Company issued 200,000 shares at $0.50 per share to two consultants pursuant to the consulting services agreements described in Note 3(a).

On March 14 and 17, 2005, the Company issued a total of 2,000,000 shares at $0.25 per share to two consultants pursuant to the consulting services agreements described in Note 5.

During the three-month period ended March 31, 2004, a total of 820,631 shares of common stock were issued for management services of $30,500.

4.	Common Stock (continued)

	c.	Incentive Stock Options

The Company adopted a Stock Option Plan dated February 25, 2005 (“the 2005 Stock Option Plan”) under which the Company is authorized to grant options to acquire up to a total of 8,200,000 common shares. The term of any stock options granted under the plan is limited to ten years.

A summary of the Company’s stock option activity is as follows:

	March 31, 2005		December 31, 2004
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Balance, beginning of period	-	-	53,133	2.43
Options granted	-	-	100,000	0.73
Options exercised	-	-	(58,000)	0.72
Options expired	-	-	(12,000)	6.25
Options cancelled	-	-	(83,133)	1.03

Balance, end of period	-	-	-	-

Refer to Note 6. The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in each period.

	Three months ended
	March 31,
	2005	2004
	$	$

Net loss — as reported	(618,868)	(59,734)
Add: Stock-based compensation expense included in net
loss — as reported	-	12,090
Deduct: Stock-based compensation expense
determined under fair value method	-	(25,626)

Net loss — pro forma	(618,868)	(73,270)

Net loss per share (basic and diluted) — as reported	(0.25)	(0.002)
Net loss per share (basic and diluted) — pro forma	(0.25)	(0.002)

5.

Commitment

The Company entered into two consulting agreements dated January 1, 2005 where the consultants will assist in identifying potential business opportunities or potential business acquisitions in energy related fields, perform due diligence on potential acquisitions, and provide advice in negotiating terms and conditions for a period of six months. The Company is to issue up to a maximum of 4,000,000 shares of common stock upon the completion of an acquisition. If no successful acquisition is completed by the Company during the six month term, then the Company is not obligated to issue any shares. An acquisition was subsequently completed on April 8, 2005 and the two consultants received 2,000,000 shares of common stock during the three-month period ended March 31, 2005 valued at $500,000.

6.	Subsequent Events

	a)	Pursuant to two Share Exchange Agreements dated January 28, 2005, which closed on April 8, 2005, the Company acquired all the issued and outstanding common stock of Syngas Energy Corp. (“Syngas”) in exchange for the issuance of 30,047,500 common shares of the Company. Syngas is a private company incorporated in the Province of British Columbia, Canada. Its primary business involves an integrated gasification production system technology that combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. As a result of the issuance of the shares, the former shareholders of Syngas will own approximately 87% of the outstanding common stock of the Company. Accordingly, this transaction will be accounted for as a reverse acquisition using the purchase method of accounting. Under reverse acquisition accounting, Syngas is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. On April 8, 2005, the Company issued 30,000,000 shares of common stock pursuant to one of the Share Exchange Agreements.

	b)	On April 5, 2005, the Company granted 100,000 stock options to a director to purchase 100,000 shares of common stock at $0.25 per share on or before April 5, 2006. On April 5, 2005, these options were exercised in full for proceeds of $25,000.

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

Our Current Business

Although Fairchild’s primary business activities during the past three years have been related to participation in oil and gas wells, Fairchild has relinquished many of its oil and gas interests and intends to focus its business in the acquisition and development of alternative fuel and energy technologies. During the quarter ended March 31, 2005, Fairchild was mainly involved in phasing out its oil and gas activities and identifying and negotiating for the acquisition of alternative fuel technology.

Acquisition

On April 8, 2005, Fairchild completed the acquisition of Syngas Energy Corp. (“Syngas”), a developer of integrated gasification production system technologies that produce energy in the form of methane and natural gas as well as electricity. With the completion of the acquisition, Fairchild acquired 100% of the outstanding capital stock of Syngas in exchange for the issuance of 30, 047,500 common shares of Fairchild. As a result of the issuance, the five prior shareholders of Syngas now hold approximately 87% of the outstanding common stock of Fairchild. The consideration exchanged in connection with this transaction was determined through negotiation by the parties.

Syngas was a private company in the business of the development and commercialization of methods to produce energy such as electricity, and synthetic. Syngas’ underlying strategy is to provide a viable alternative to burying or sea dumping waste and consequently poisoning land, lakes and oceans. Syngas’ business strategy is to produce, sell, lease and maintain the energy generators. It is also Syngas’ strategy to retain an ownership portion of the co-generated energy, electricity, and synthesized gases, such as methane, being produced.

Syngas intends to focus on developing and marketing the current process while researching new methods of clean energy production. Syngas intends to subcontract fabrication to outside sources that have a proven track record of efficiency, reliability and competitive quality and pricing. Syngas is in the process of upgrading a model unit that demonstrates the application of the technology.

Tehama County, California

On April 15, 2002, we entered into a Farmout Agreement with Whittier Energy Company (formerly Olympic Resources (Arizona) Ltd.) wherein we have the right to earn from Whittier an assignment of Whittier's interest in oil and gas leasehold interests in certain lands located in Tehama County, California. Pursuant to the Farmout Agreement, upon payment of a fee of $15,000 for each test well, representing payment for a 3.75% interest in the information and data relating to each test well, and 5% of the costs of drilling and completion as set forth in the Farmout Agreement, we could earn and Whittier would assign a 3.75% undivided interest in five test wells. We had the right to earn a reduced 2.025% interest in a further test well upon payment of 2.7% of the drilling and completion costs and payment of a fee of $8,100 for a 2.025% interest in the data and information with respect to such well. During the year ended December 31, 2002, we acquired a 3.75% undivided interest in four test wells, and incurred net expenditures under the Farmout Agreement of $102,107, which figure includes the allocation to Patch International Inc. (formerly Patch Energy Inc.) ("Patch") of its 20% working interest in our 3.75% interest. The Whittier wells in Tehama County are almost dry and no longer generating revenues and as a result Fairchild earned no revenues from the Farmout Agreement during the quarter ended March 31, 2005.

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

Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by

Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfill its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated.

On February 10, 2003, we entered into another participation agreement with Patch in order to earn a partial interest in a further 9 well drill program (the "Second Program"). The Second Program is now complete. We have earned our 1.75% interest, being a one-sixth share of the interest of Patch in the Second Program. For the nine months ended March 31, 2005 we expended $506 representing our 2.5% portion of the costs associated with the Second Program and earned a total of $6,342 in revenue net of royalties from our interest in the Second Program.

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

During the last quarter, Fairchild’s management determined that it was no longer in the best interests of Fairchild to continue participation in the Kerrobert wells and on April 15, 2005, Fairchild entered into an agreement with Patch to relinquish its interest in the wells in consideration for Patch forgiving all indebtedness owing the Fairchild to Patch and assuming some debts incurred by Fairchild in relation to the Kerrobert agreements. Fairchild generated no revenues from the Kerrobert properties during the quarter ended March 31, 2005.

Manahuilla Creek, Texas, USA

On November 6, 2003 we entered into a participation agreement with Patch to participate in an oil and gas prospect located in Goliad County, Texas. Patch holds an agreement with PB Energy USA, Inc. ("PB") whereby Patch has a right to acquire a 3.75% participating working interest in a test well and the oil and gas lands leased by PB in Goliad County by paying 5% of the acquisition costs ($15,000), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. Under our agreement with Patch (the "Sub-Participation Agreement") we have a right to earn one-half of Patch's interest (1.875%) by paying one-half of Patch's costs. As at March 31, 2005, we have paid Patch $7,500 being one-half of the $15,000 previously paid by Patch on account of the acquisition costs and $18,630 against future costs to be incurred.

On February 23, 2004, we entered into an assignment agreement whereby we agreed to assign to Habanero Resources Inc. one-fifth (1/5) of our interest in the Sub-Participation Agreement, being the right to earn a .375% interest in the test well and the program lands in consideration of Habanero assuming an equal share (1/5) of our costs under the Sub-Participation Agreement. On April 15, 2005, Fairchild entered into an agreement with Patch whereby Fairchild agreed to relinquish its Texas oil and gas interests to Patch in consideration for Patch assuming certain debts of Fairchild. During the quarter ended March 31, 2005, Goliad County oil and gas test well was no longer operating and as a result, Fairchild received no revenues from these properties.

Naftogaz, Ukraine

On November 7, 2003 we entered into an agreement with Patch whereby Patch agreed to negotiate with us so as to give Fairchild the opportunity to participate in any venture Patch may become involved in as a result of its relationship with NAFTOGAZ, the Ukrainian State oil company. To date no such ventures have been finalized. Fairchild does not anticipate that it will participate in negotiations in the future pursuant to this agreement.

General

On January 1, 2005, Fairchild entered into two consulting agreements, one with Robert Jarva, and one with Aarif Jamani, whereby the consultants agreed to assist in identifying suitable oil and gas properties, intellectual properties patents, technology or processes related to the processing or generation of energy or fuel suitable for acquisition by Fairchild, perform due diligence on potential acquisitions, and provide advice in negotiating terms and conditions for a period of six months. Fairchild agreed to issue up to a maximum of 4,000,000 shares of common stock for the successful identification of such potential technology acquisitions. During the quarter ended March 31, 2005, the consultants identified several such properties, one which led to the acquisition by Fairchild of Syngas, and one for which Fairchild is in continuing negotiations. In March, 2005, Fairchild issued 2,000,000 shares to the consultants, valued at $500,000, as partial consideration for their services.

During the quarter ended March 31, 2005, Fairchild also issued 156,766 shares in its common stock, valued at $78,303, to George Tsafalas and 130,766 shares of its common stock, valued at $65,383 to David Stadnyk, both for consulting services pursuant to consulting agreements.

Results of Operations

Fiscal Quarter Ended March 31, 2005 Compared to Fiscal Quarter Ended March 31, 2004

We incurred a net loss of $(618,868) from continuing operations for the three months March 31, 2005 compared to a net loss of $(59,734) for the same quarter ending March 31, 2004. The net loss from continuing operations is due primarily to costs associated with consulting agreements relating to our activity in seeking technology or processes related to the processing or generation of energy or fuel, and the failure of our oil and gas interests to generate us any revenues. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Lack of Revenues

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2004 financial statements contains an additional explanatory paragraph that identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. During the quarter ended March 31, 2005 we generated no revenues, compared with $10,798 in revenues generated during the quarter ended March 31, 2004. The difference was due mainly to the fact that Fairchild stopped participating in the Kerrobert oil wells during the last quarter. Fairchild has relinquished most of its interests in oil and gas interests and anticipate that it will enter into agreements to relinquish the remainder of its interests in oil and gas properties during the next quarter and focus instead in the acquisition and development of alternative fuel technologies.

Expenses

Our expenses for the three month period ended March 31, 2005 were $618,868. These expenses were comprised mainly of $600,000 in consulting fees (mainly related to our efforts to identify and acquire energy or fuel generation technology), $5,145 in general and administrative fees and $12,048 in professional fees, which are mainly attributable to legal and auditor fees. Fairchild had expenses of $59,734 for the same period ended March 31, 2004. These expenses consisted mainly of $13,590 in consulting fees, $10,153 in depletion and accretion expense, $3,351 in administrative costs, $15,000 in management fees, $4,235 in oil and gas operating expense, $7,141 in professional fees and $16,500 in related party administration fees. The large increase in expenses of $559,134 was primarily due to a increase in consulting fees.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Fairchild has suffered recurring losses and has not generated profitable operations since inception. The continuance of Fairchild as a going concern is dependent on obtaining financing from third parties.

As of March 31, 2005, we had no cash, compared with cash of $4,198 at December 31, 2004. As of March 31, 2005 we had a net working capital deficiency of $74,203.

Plan of Operation

Fairchild intends to develop the business of Syngas and to cease further investment in oil and gas drilling activities. As of April 15, 2005, the only remaining wells in which we have an interest are located in Tehama County, California. We intend to sell these interests in order to cover debts we have incurred related to these wells.

We intend to focus on the development of Syngas. We intend to maintain Syngas’ current model of commercializing its proprietary process to produce energy using environmentally friendly methods. We also intend to expand Syngas’ product offerings in terms of the type of energy produced and the methodologies used to produce these energies.

We will be primarily dependent upon proceeds from the sale of our securities for the near future, until such time as Syngas begins to develop revenues. We anticipate that for Fairchild and Syngas to implement our business plan, we will require approximately $250,000 over the twelve months ending March 31, 2006 for general and administrative costs, as well as to upgrade Syngas’ prototype model. We also anticipate we will need approximately a further $250,000 to fund Syngas’ intended research and development. We anticipate that Syngas will generate revenues within the next eighteen months from sales of Syngas’ proprietary technologies. If we are successful in generating such revenues, we plan to apply them towards the anticipated general and administrative expenses of Syngas. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses.

To the extent that we consider acquisitions as a means to expand, or if we decide to commence with the manufacture of applications of Syngas’ technology, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. Our inability to raise sufficient funds could prevent us from implementing our business plan.

Research and Development

We do not currently, and did not previously, have research and development policies in place. We have not expended any material amounts on research or development of our oil and gas properties, except to the extent that the funds we expended to acquire our interest in the properties were spent in the development on the properties. We do intend, in the future, to spend approximately $250,000 to fund Syngas’ intended research and development activities. We are currently negotiating to acquire a technology related to the development of alternate fuel. If we are successful in acquiring this or other technologies, our expenditures on research and development will increase significantly.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through March 31, 2006.

Employees

Besides the two directors, Anish Somani and Patricia Hunt, Fairchild’s wholly owned subsidiary, Syngas Energy Corp. has two employees, Mr. Wilf Ouellette and Mrs. Gloria Porter. Both employees of the subsidiary have experience in the energy industry.

Related Party Transactions

Fairchild entered into consulting agreements dated November 15, 2004 with the former President, George Tsafalas and a consultant, David Stadnyk to provide consulting services for a two month period, effective on the date of the 25:1 reverse stock split (completed January 27, 2005). On December 2, 2004, Fairchild issued 578,469 post-split adjusted shares at a fair value of $0.50 per share to these individuals. On February 11, 2005, Fairchild issued 50,766 shares of common stock to George Tsafalas and 30,766 shares of common stock to David Stadnyk pursuant to these agreements at a fair value of $0.50 per share. In addition, on March 9, 2005, Fairchild issued 100,000 shares of common stock to George Tsafalas and 100,000 shares of common stock to David Stadnyk at a fair value of $0.50 per share. These stock issuances were valued based upon the closing price of the Company’s stock on the date of issuance.

As at March 31, 2005, $1,230 is owing to Anish Somani, a director and the President of the Company. This amount is unsecured, non-interest bearing and has no terms of repayment.

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

Limited Operating History and History of Losses

We have no operating history in the energy markets and therefore have no history of earnings in the sector. We have a limited oil and gas operating history and therefore have a limited history of earnings in this sector. We started our oil and gas operations in early 2002 with the acquisition of our interest in our current properties, along with their subsequent divestiture. We started our alternative energy operations during our last quarter. To date, we have incurred substantial net losses as a result of our operations to date. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

There can be no assurance that additional funding will be available to us for research and development of our projects or to fulfill our obligations under any applicable agreements. There can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further research and development of our projects with the possible loss of the opportunity to commercialize such projects.

Going Concern Qualification

There is substantial doubt about our ability to continue as a going concern due to the losses incurred since inception, our stockholders' deficiency, and lack of sufficient revenues to support the expenses of Fairchild.

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

There can be no assurance that, if required, any such financing will be available upon terms and conditions acceptable to us, if at all. Our inability to obtain additional financing in a sufficient amount when needed and upon terms and conditions acceptable to us could have a materially adverse effect upon Fairchild. Although we believe that we have access to funds sufficient to meet our immediate needs, we may require further funds to finance the development of any business opportunity that we acquire or that our research suggests warrants further investigation. There can be no assurance that such funds will be available or available on terms satisfactory to us. If additional funds are raised by issuing equity securities, further dilution to existing or future shareholders is likely to result. If adequate funds are not available on acceptable terms when needed, we may be required to delay, scale back or eliminate the development of any business opportunity that we acquire. Inadequate funding could also impair our ability to compete in the marketplace, which may result in the dissolution of Fairchild.

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

"Penny Stock" Rules May Restrict the Market for Fairchild’s Shares

Our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission the (“SEC”) relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the NASDAQ system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the SEC. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

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

Potential Profitability of Alternative Energy Depends Upon Factors Beyond the Control of Fairchild

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

Associated Risks

Energy operations generally involve a high degree of risk. Hazards such as unusual or unexpected power outages, labor disruptions, blow-outs, leakages, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for hazards against which it cannot adequately insure or which it may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, Fairchild carried out an evaluation of the effectiveness of the design and operation of Fairchild’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Fairchild’s management, including Fairchild’s President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, Fairchild’s President, Chief Executive Officer and Chief Financial Officer concluded that Fairchild’s disclosure controls and procedures are effective. There have been no significant changes in our Fairchild’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date our Company carried out its evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2005, Fairchild completed a reverse stock split of 1 new share for 25 old shares.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On March 9, 2005, we filed a Form S-8 Registration Statement to register 8,200,000 shares of our common stock, issuable pursuant to our 2005 Stock Option Plan (the “Plan”), and 4,200,000 common shares issuable pursuant to Consultant Agreements between our company and each of George Tsafalas, David Stadnyk, Aarif Jamani and Robert Jarva. During the quarter ended March 31, 2005, Fairchild issued 2,200,000 common shares registered on Form S-8 to consultants. As of March 31, 2005, Fairchild had issued no options under the Plan, and had remaining 2,000,000 unissued shares registered on Form S-8, 1,000,000 shares which can be issued to Robert Jarva and 1,000,000 shares which can be issued to Aarif Jamani, all for consulting services.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number and Description

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.3	Certificate of Amendment (incorporated by reference from Form 8-K filed on February 24, 2005)

10.1	Assignment Agreement with David Stadnyk, Patch and Fairchild (filed as Exhibit 10.1 to our Form 8-K, filed on April 21, 2005)

10.2	Assignment Agreement with George Tsafalas, Patch and Fairchild (filed as Exhibit 10.2 to our Form 8-K, filed on April 21, 2005)

10.3	Assignment Agreement with Grand Slam Radio Inc., Patch and Fairchild (filed as Exhibit 10.3 to our Form 8-K, filed on April 21, 2005)

10.4	Assignment Agreement with Byron Cox, Patch and Fairchild (filed as Exhibit 10.4 to our Form 8-K, filed on April 21, 2005)

10.5	Share Exchange Agreement dated January 28, 2005 (filed as Exhibit 10.1 to our Form 8-K filed on April 14, 2005)

10.6	Share Exchange Agreement dated January 28, 2005 (filed as Exhibit 10.2 to our Form 8-K filed on April 14, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

Dated: May 20, 2005	/s/ Anish Somani
Anish Somani
President, Chief Executive Officer, Chief Financial
Officer

Dated: May 20, 2005	/s/ Margaret Patricia Hunt
Margaret Patricia Hunt
Secretary, Treasurer and Director