Form 10QSB
period 2005-06-30
FAIRCHILD INTERNATIONAL CORP
filed 2005-08-22
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

36,605,050 common shares, par value $0.001 as at August 17, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: August 19, 2005

/s/ Robert Klein
___________________________________________
Director of Fairchild International Corporation

Fairchild International Corporation
(A Development Stage Company)

June 30, 2005

F-i

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US dollars)
(Unaudited)

June 30,
2005
$
Assets

Current Assets
Cash and cash equivalents	760
Prepaid expenses and other	8,654
Total Current Assets	9,414

Property and Equipment	204

Total Assets	9,618

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued liabilities	34,264
Accounts payable - related parties (Note 3)	23,897
Loans payable	44,648
Total Current Liabilities	102,809

Asset retirement obligation	-
Total Liabilities	102,809
Stockholders' Deficit

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	-

Common Stock (Note 4)
Authorized: 100,000,000 shares, with a $0.001 par value;
Issued: 36,470,050 shares	36,470

Accumulated Other Comprehensive Loss	(81)

Deficit accumulated During the Development Stage	(129,580)
Total Stockholders’ Deficit	(93,191)
Total Liabilities and Stockholders’ Deficit	9,618

The accompanying notes are an integral part of these consolidated financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	December 14, 2004	Three Months	Six Months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2005	2005	2005
	$	$	$

Revenue		-	-

Expenses

Consulting	40,402	8,103	30,387
General and administrative	6,694	516	6,694
Professional fees	5,545	1,493	5,545

	52,641	10,112	42,626

Net loss	(52,641)	(10,112)	(42,626)

Other comprehensive loss
Foreign currency translation adjustment	(81)	(81)	(81)

Comprehensive loss	(52,722)	(10,193)	(42,707)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(Unaudited)

Six Months
Ended
June 30,
2005
$
Cash Flows Used In Operating Activities
Net loss for the period	(42,626)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	12,116
Increase in accounts payable - related parties	10,913
Net Cash Used in Operating Activities	(19,597)

Investing Activities
Net cash acquired on business acquisition	565
Net Cash Provided By Investing Activities	565

Financing Activities
Proceeds from issuance of common stock	19,337
Net Cash Provided By Financing Activities	19,337
Effect of Exchange Rate Changes on Cash	71
Increase in Cash and Cash Equivalents	376
Cash and Cash Equivalents, beginning of period	384
Cash and Cash Equivalents, end of period	760

Supplemental Disclosures
Cash paid for taxes	-
Cash paid for interest	-

The accompanying notes are an integral part of these consolidated financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

				Deficit
			Accumulated	Accumulated
			Other	During the
	Common		Comprehensive	Development
	Stock	Amount	Income	Stage	Total
	#	$	$	$	$

Balance – December 14, 2004 (Date of Inception)	–	–	–	–	–

Issue of common stock for cash	20,000,000	407	–	–	407

Issue of common stock for intangible asset	10,000,000	204	–	–	204

Net loss for the period	–	–	–	(10,015)	(10,015)
Balance – December 31, 2004	30,000,000	611	–	(10,015)	(9,404)

Issue of common stock for cash	47,500	19,337	–	–	19,337
	30,047,500	19,948	–	(10,015)	9,933
Adjustment to number of shares issued and
outstanding as a result of the reverse takeover
transaction:

- Add issued and outstanding stock of Fairchild at
time of reverse acquisition	6,422,550	6,423	–	(66,840)	(60,417)
- Deduct issued and outstanding stock of Syngas	(30,047,500)	(19,948)	–	19,948	–

Issue of common stock on acquisition of Syngas	30,047,500	30,047	–	(30,047)	–

Foreign Currency translation adjustment	–	–	(81)	–	(81)

Net loss for the period	–	–	–	(42,626)	(42,626)
Balance – June 30, 2005	36,470,050	36,470	(81)	(129,580)	(93,191)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

1.	Nature of Operations and Going Concern Considerations

On January 28, 2005, Fairchild International Corporation (“Fairchild”) entered into two Share Exchange Agreements to acquire all of the shares of Syngas Energy Corp. (“Syngas”). Syngas was incorporated in the Province of British Columbia, Canada, on December 14, 2004, and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Fairchild intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. Syngas is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” Effective June 30, 2005, the acquisition of Syngas by Fairchild was completed through the issuance of one share of Fairchild common stock for each share of Syngas outstanding. Fairchild issued 30,047,500 shares of common stock to the shareholders of Syngas, and as a result, the former Syngas shareholders own approximately 82% of the outstanding common stock of Fairchild.

The acquisition of Syngas by Fairchild is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Syngas is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Fairchild. Assets acquired and liabilities assumed are reported at their historical amounts.

These consolidated financial statements include the accounts of Fairchild since the effective date of the reverse acquisition (June 30, 2005) and the historical accounts of its wholly-owned subsidiary, Syngas, since inception (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated on consolidation.

2.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

As of June 30, 2005, the Company had not reached a level of operations which would finance day-to- day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $500,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $52,461 since inception and has a working capital deficiency of $93,395 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

3.	Related Party Transactions

As at June 30, 2005, $2,917 is owing to a director and officer of the Company, and $20,980 is owing to company where a director is a major shareholder and director. These amounts are unsecured, non-interest bearing and have no terms of repayment.

4.	Common Stock

	a)	On January 27, 2005, the Company completed a reverse stock split of 1 new share for 25 old shares.

b)	On February 11, 2005, the Company issued 87,532 shares at $0.50 per share to two consultants pursuant to consulting services agreements.

c)	On March 9, 2005, the Company issued 200,000 shares at $0.50 per share to two consultants pursuant to consulting services agreements.

d)	On March 14 and 17, 2005, the Company issued a total of 2,000,000 shares at $0.25 per share to two consultants pursuant to the consulting services agreements described in Note 7.

e)

On April 5, 2005, the Company granted 100,000 stock options to a consultant to purchase 100,000 shares of common stock at $0.25 per share on or before April 5, 2006. On April 5, 2005, these options were exercised in full for proceeds of $25,000.

f)	On April 8, 2005, the Company issued 30,000,000 shares of common stock and on June 15, 2005 issued 47,500 shares of common stock, pursuant to the Share Exchange Agreements. Refer to Note 6.

g)

On April 30, 2005, the Company granted 500,000 stock options to a consultant to purchase 500,000 shares of common stock at $0.30 per share on or before April 30, 2006. On June 27, 2005, 35,000 of these options were exercised in full for proceeds of $10,500.

h)	On June 8, 2005, the Company issued a total of 2,000,000 shares at $0.25 per share to two consultants pursuant to the consulting services agreements described in Note 7.

i)	The Company has 47,500 share purchase warrants outstanding entitling the holders to acquire 47,500 shares of common stock exercisable at $0.75 per share up to January 26, 2006.

5.	Stock Options

The Company adopted a Stock Option Plan dated February 25, 2005 (“the 2005 Stock Option Plan”) under which the Company is authorized to grant options to acquire up to a total of 8,200,000 common shares. The term of any stock options granted under the plan is limited to ten years.

A summary of the Company’s stock option activity is as follows:

	June 30, 2005
		Weighted
		average
	Number of	exercise price
	shares	$

Balance, beginning of period	-	-
Options granted	600,000	0.30
Options exercised	(135,000)	0.30
Options expired	-	-
Options cancelled	-	-

Balance, end of period	465,000	0.30

The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield		0%
Risk-free interest rate		3.32%

Expected volatility	116%
Expected option life (in years)	1.00

The stock-based compensation of $86,571 was included in the results of operations of Fairchild, prior to the date of the reverse acquisition.

6.	Acquisition of Syngas Energy Corp.

Pursuant to two Share Exchange Agreements dated January 28, 2005, which closed on June 30, 2005, the Company acquired all the issued and outstanding common stock of Syngas Energy Corp. (“Syngas”) in exchange for the issuance of 30,047,500 common shares of the Company. Syngas is a private company incorporated in the Province of British Columbia, Canada. Its primary business involves an integrated gasification production system technology that combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. As a result of the issuance of the shares, the former shareholders of Syngas own approximately 82% of the outstanding common stock of the Company. Accordingly, this transaction was accounted for as a reverse acquisition using the purchase method of accounting. Under reverse acquisition accounting, Syngas is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. The net liabilities assumed have been charged to accumulated deficit.

$
Cash	565
Working capital deficiency	(60,982)
Net liabilities assumed	(60,417)

7.	Commitment

The Company entered into two consulting agreements dated January 1, 2005 where the consultants assisted in identifying potential business opportunities or potential business acquisitions in energy related fields, performed due diligence on potential acquisitions, and provided advice in negotiating terms and conditions. An acquisition was completed on June 30, 2005 with Syngas and the two consultants received 4,000,000 shares of common stock with a fair value of $1,100,000 during the six-month period ended June 30, 2005.

8.	Subsequent Events

a)	On July 13, 2005, a director of the Company exercised stock options to acquire 100,000 shares of common stock at $0.30 per share for cash proceeds of $30,000.

b)

On July 19, 2005, the Company adopted the 2005 Non-Qualified Stock Compensation Plan (the “2005 Non-Qualified Plan”) under which the Company is authorized to issue up to 1,000,000 shares of common stock, to be registered on a Form 8 registration.

c)	On July 20, 2005, the Company granted stock options under the 2005 Stock Option Plan to acquire up to 500,000 shares of common stock exercisable at a price of $0.30 per share up to July 20, 2010.

d)	On August 11, 2005, the Company issued 35,000 shares of common stock pursuant to the exercise of 35,000 stock options at $0.30 per share for cash proceeds of $10,500.

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

Our Current Business

Although Fairchild’s primary business activities during the past three years have been related to participation in oil and gas wells, Fairchild has relinquished many of its oil and gas interests and intends to focus its business in the acquisition and development of alternative fuel and energy technologies. On April 15, 2005, Fairchild entered into four debt assignment agreements whereby Fairchild re-conveyed to Patch International Inc. all of its interests in active oil and gas properties. The four agreements are included in this report as Exhibits 10.1, 10.2, 10.3 and 10.4. During the quarter ended June 30, 2005, Fairchild was mainly involved in completing its acquisition of Syngas Energy Corp.

Acquisition

On June 30, 2005, Fairchild completed the acquisition of Syngas Energy Corp. (“Syngas”), a developer of integrated gasification technologies that produce energy in the form of gas and heat as well as electricity. With the completion of the acquisition, Fairchild acquired 100% of the outstanding capital stock of Syngas in exchange for the issuance of 30,047,500 common shares of Fairchild. As a result of the issuance, the five prior shareholders of Syngas now hold approximately 82% of the outstanding common stock of Fairchild. The consideration exchanged in connection with this transaction was determined through negotiation by the parties.

Syngas was a private company in the business of the development and commercialization of methods to produce energy such as electricity, and synthetic. Syngas’ underlying strategy is to provide a viable alternative to burying or sea dumping waste and consequently poisoning land, lakes and oceans. Syngas’ business strategy is to produce, sell, lease and maintain the energy generators. It is also Syngas’ strategy to retain an ownership portion of the co-generated energy, heat, electricity, and synthesized gases being produced.

Syngas intends to focus on developing and marketing the current process while researching new methods of clean energy production. Syngas intends to subcontract fabrication to outside sources that have a proven track record of efficiency, reliability and competitive quality and pricing. Syngas is in the process of upgrading its unit that demonstrates the application of the technology.

Results of Operations

Six Months Ended June 30, 2005, Three Months Ended June 30, 2005 and Period from inception to June 30, 2005

The acquisition of Syngas by Fairchild is considered a reverse acquisition and Syngas is considered the acquirer for accounting and financial reporting purposes. Accordingly, the consolidated financial statements included above include the accounts of Fairchild since the effective date of the reverse acquisition (June 30, 2005) and the historical accounts of its wholly-owned subsidiary since inception.

We incurred a comprehensive loss of $(52,722) from continuing operations for the period from the date of Syngas’ conception (December 14, 2005) to June 30, 2005, mainly due to consulting and management expense, accounting and auditing expenses and research and development. During the three months ended June 30, 2005, we incurred a comprehensive loss of $10,193, mainly due to consulting and management fees, and for the six months ended June 30, 2005, Fairchild incurred a comprehensive loss of $42,707. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Lack of Revenues

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2004 financial statements contains an additional explanatory paragraph that identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. During the six months ended June 30, 2005 we generated no revenues. Also, since Syngas’ inception (December 14, 2004) to June 30, 2005, Fairchild generated no revenues. Fairchild has relinquished most of its interests in oil and gas interests and does not anticipate any future revenues from oil and gas activities. Fairchild intends to focus on developing revenues from the licensing or sale of alternative fuel technologies through its subsidiary, Syngas.

Expenses

For the six months ended June 30, 2005, Fairchild incurred expenses of $42,626, comprised of $30,387 in consulting fees, $6,694 in general and administrative fees and $5,545 in professional fees. The general and administrative fees consisted of $3,750 in research and development, $1,001 in travel expenses, $515 in postage and courier, and the balance in gas and vehicle expense, bank charges, meals and foreign exchange loss. The professional fees consisted only of accounting and auditing expenses.

During the three months ended June 30, 2005, Fairchild incurred expenses of $10,112, comprised of $8,103 in consulting and management fees, $516 in general and administrative fees and $1,493 in accounting and auditing expenses (professional fees). Since the date of inception of Syngas (December 14, 2004) to June 30, 2005, Fairchild incurred expenses of $52,641, comprised of $40,402 in consulting fees, $6,694 in general and administrative fees and $5,545 in professional fees (for accounting and auditing services).

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Fairchild has suffered recurring losses and has not generated profitable operations since inception. The continuance of Fairchild as a going concern is dependent on obtaining financing from third parties. Fairchild is trying to raise $500,000 for general working capital and to fund research and development of its gasification technologies over the next 12 months. There can be no guarantee that management will be successful in raising capital, and its failure to do so may prevent Fairchild from developing its business.

As of June 30, 2005 we had cash and cash equivalents of $760, and prepaid expenses and other current assets of $8,654. As of June 30, 2005, we had total current assets of $9,414 and total current liabilities of $102,809. As of June 30, 2005 we had a net working capital deficiency of $93,395.

Plan of Operation

Fairchild intends to develop the business of Syngas and to cease further investment in oil and gas drilling activities. As of August 15, 2005, the only remaining wells in which we have an interest are located in Tehama County, California. We intend to sell these interests in order to cover debts we have incurred related to these wells.

We intend to focus on the development of Syngas. We intend to maintain Syngas’ current model of commercializing its proprietary process to produce energy using environmentally friendly methods. We also intend to expand Syngas’ product offerings in terms of the type of energy produced and the methodologies used to produce these energies.

We will be primarily dependent upon proceeds from the sale of our securities for the near future, until such time as Syngas begins to develop revenues. We anticipate that for Fairchild and Syngas to implement our business plan, we will require approximately $250,000 over the twelve months ending June 30, 2006 for general and administrative costs, as well as to upgrade Syngas’ prototype model. We also anticipate we will need approximately a further $250,000 to fund Syngas’ intended research and development. We anticipate that Syngas will generate revenues within the next eighteen months from sales of Syngas’ proprietary technologies. If we are successful in generating such revenues, we plan to apply them towards the anticipated general and administrative expenses of Syngas. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses.

To the extent that we consider acquisitions as a means to expand, or if we decide to commence with the manufacture of applications of Syngas’ technology, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. Our inability to raise sufficient funds could prevent us from implementing our business plan.

Research and Development

We do not currently, and did not previously, have research and development policies in place. We have not expended any material amounts on research or development of our oil and gas properties, except to the extent that the funds we expended to acquire our interest in the properties were spent in the development on the properties. Syngas spent $3,750 in research and development since its inception on December 14, 2004 to June 30, 2005 to develop its gasification technology. We do intend, in the future, to spend approximately $250,000 to fund Syngas’ intended research and development activities. We are currently negotiating to acquire a technology related to the development of alternate fuel. If we are successful in acquiring this or other technologies, our expenditures on research and development will increase significantly.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through June 30, 2006.

Employees

Fairchild’s wholly owned subsidiary, Syngas, has two employees, Mr. Wilf Ouellette and Ms. Gloria Porter. Both employees of the subsidiary have experience in the energy industry.

Related Party Transactions

As at June 30, 2005, $2,917 was owing to Anish Somani, previously a director and officer of Fairchild, and $20,980 is owing to 975110 Alberta Ltd., a company owned and controlled by Wilf Ouellette, a director of Fairchild and Syngas. These amounts are unsecured, non-interest bearing and have no terms of repayment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The information described in Note 4(f) and Note 6 of Fairchild’s financial statements included in this Form 10-QSB is incorporated by reference.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

Exhibit Number and Description

10.1	Assignment Agreement with David Stadnyk, Patch and Fairchild (filed as Exhibit 10.1 to our Form 8-K, filed on April 21, 2005)

10.2	Assignment Agreement with George Tsafalas, Patch and Fairchild (filed as Exhibit 10.2 to our Form 8-K, filed on April 21, 2005)

10.3	Assignment Agreement with Grand Slam Radio Inc., Patch and Fairchild (filed as Exhibit 10.3 to our Form 8-K, filed on April 21, 2005)

10.4	Assignment Agreement with Byron Cox, Patch and Fairchild (filed as Exhibit 10.4 to our Form 8- K, filed on April 21, 2005)

10.5	Share Exchange Agreement dated January 28, 2005 (filed as Exhibit 10.1 to our Form 8-K filed on April 14, 2005)

10.6	Share Exchange Agreement dated January 28, 2005 (filed as Exhibit 10.2 to our Form 8-K filed on April 14, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

Date: August 19, 2005	By:	/s/ Robert Klein

	Title:	Robert Klein
President, Chief Executive Officer,
Chief Financial Officer

Date: August 19, 2005	By:	/s/ Wilf Ouellette

	Title:	Wilf Ouellette
Director