Form 10QSB
period 2005-09-30
FAIRCHILD INTERNATIONAL CORP
filed 2005-11-21
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________to _______________

Commission file number 000-28305

FAIRCHILD INTERNATIONAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	91-1880015
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 600, 595 Hornby Street
Vancouver, British Columbia, V6C 1A4
(Address of principal executive offices)

604.646.5611
(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes ☒      No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

37,805,050 common shares, par value $0.001 as at November 8, 2005

Transitional Small Business Disclosure Format (Check one):     Yes ☐      No ☒

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Fairchild International Corporation

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia Date: November 18, 2005

/s/ Robert Klein
___________________________________________
Director of Fairchild International Corporation

Fairchild International Corporation
(A Development Stage Company)

September 30, 2005

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Consolidated Balance Sheet
(Expressed in US dollars)
(Unaudited)

September 30,
2005
$

Assets

Current Assets

Cash and cash equivalents	30,336
Prepaid expenses and deposits	33,654

Total Current Assets	63,990

Property and Equipment	214

Total Assets	64,204

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	49,256
Accounts payable - related parties (Note 3)	24,930
Loans payable	49,852

Total Liabilities	124,038

Stockholders' Deficit

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–

Common Stock (Note 4)
Authorized: 100,000,000 shares, with a $0.001 par value;
Issued: 36,730,050 shares	36,730

Additional Paid in Capital	417,502

Accumulated Other Comprehensive Loss	(1,083)

Deficit accumulated During the Development Stage	(512,983)

Total Stockholders’ Deficit	(59,834)

Total Liabilities and Stockholders’ Deficit	64,204

The accompanying notes are an integral part of these consolidated financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Consolidated Statement of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	December 14, 2004	Three Months	Nine Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2005	2005	2005
	$	$	$

Revenue	–	–	–

Expenses

Consulting and management fees	390,132	349,730	380,117
General and administrative	10,859	4,165	10,859
Professional fees	35,054	29,509	35,054

	436,045	383,404	426,030

Net loss	(436,045)	(383,404)	(426,030)

Other comprehensive loss
Foreign currency translation adjustment	(1,083)	(1,002)	(1,083)

Comprehensive loss	(437,128)	(384,406)	(427,113)

The accompanying notes are an integral part of these consolidated financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Expressed in US dollars)
(Unaudited)

Nine Months
Ended
September 30,
2005
$
Cash Flows Used In Operating Activities
Net loss for the period	(426,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	339,762
Changes in operating assets and liabilities:
(Increase) in deposits	(25,000)
Increase in accounts payable and accrued liabilities	26,858
Increase in loans payable	5,204
Increase in accounts payable - related parties	11,009
Net Cash Used in Operating Activities	(68,197)

Investing Activities
Net cash acquired on business acquisition	565
Net Cash Provided By Investing Activities	565

Financing Activities
Proceeds from issuance of common stock	98,287
Net Cash Provided By Financing Activities	98,287
Effect of Exchange Rate Changes on Cash	(703)
Increase in Cash and Cash Equivalents	29,952
Cash and Cash Equivalents, beginning of period	384
Cash and Cash Equivalents, end of period	30,336

Supplemental Disclosures
Cash paid for taxes	–
Cash paid for interest	–

The accompanying notes are an integral part of these consolidated financial statements.

FAIRCHILD INTERNATIONAL CORPORATION
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(Expressed in US dollars)
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-In	Comprehensive	Development
	Stock	Amount	Capital	Income	Stage	Total
	#	$	$	$	$	$

Balance – December 14, 2004 (Date of Inception)	–	–	–	–	–	–

Issue of common stock for cash	20,000,000	407	–	–	–	407

Issue of common stock for intangible asset	10,000,000	204	–	–	–	204

Net loss for the period	–	–	–	–	(10,015)	(10,015)

Balance – December 31, 2004	30,000,000	611	–	–	(10,015)	(9,404)

Issue of common stock for cash	47,500	19,337	–	–	–	19,337

	30,047,500	19,948	–	–	(10,015)	9,933

Adjustment to number of shares issued and
outstanding as a result of the reverse takeover
transaction:

- Add issued and outstanding stock of Fairchild at
time of reverse acquisition	6,422,550	6,423	–	–	(66,839)	(60,416)

- Deduct issued and outstanding stock of Syngas	(30,047,500)	(19,948)	–	–	19,948	–

Issue of common stock on acquisition of Syngas	30,047,500	30,047	–	–	(30,047)	–

Issue of common stock for cash on exercise of
stock options	260,000	260	77,740	–	–	78,000

Stock based compensation	–	–	339,762	–	–	339,762

Foreign Currency translation adjustment	–	–	–	(1,083)	–	(1,083)

Net loss for the period	–	–	–	–	(426,030)	(426,030)

Balance – September 30, 2005	36,730,050	36,730	417,502	(1,083)	(512,983)	(59,834)

The accompanying notes are an integral part of these consolidated financial statements.

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

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2004, has been omitted. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of results for the entire year ending December 31, 2005.

As of September 30, 2005, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $500,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $436,045 since inception and has a working capital deficiency of $60,048 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

3.	Related Party Transactions

As at September 30, 2005, $2,919 is owing to a director and officer of the Company, $4,271 is owing to a shareholding Company, and $17,740 is owing to company where a director is a major shareholder and director. These amounts are unsecured, non-interest bearing and have no terms of repayment.

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

i)

On July 1, 2005, the Company granted 500,000 stock options under the 2005 Stock Option Plan to a consultant to acquire up to 500,000 shares of common stock at $0.30 per share exercisable on or before July 1, 2010. On July 15 and September 15, 2005, 150,000 of these options were exercised in full for cash proceeds of $45,000.

j)

On July 20, 2005, the Company granted 500,000 stock options to a consultant to purchase 500,000 shares of common stock at $0.30 per share on or before July 19, 2010. On August 20 and September 15, 2005, 110,000 of these options were exercised in full for proceeds of $33,000.

	k)	The Company has 47,500 share purchase warrants outstanding entitling the holders to acquire 47,500 shares of common stock exercisable at $0.75 per share up to January 26, 2006.

5.	Stock Options

On February 25, 2005, the Company adopted a Stock Option Plan (“the 2005 Stock Option Plan”) under which the Company is authorized to grant options to acquire up to a total of 8,200,000 common shares. The term of any stock options granted under the plan is limited to ten years.

On July 19, 2005, the Company adopted the 2005 Non-Qualified Stock Compensation Plan (the “2005 Non-Qualified Plan”) under which the Company is authorized to issue up to 1,000,000 shares of common stock. On September 26, 2005, these shares were registered on a Form S - 8 registration.

On September 16, 2005, the Company adopted the September 2005 Non-Qualified Stock Compensation Plan (the “September 2005 Non-Qualified Plan”) under which the Company is authorized to issue up to 2,000,000 shares of common stock, to be registered on a Form 8 registration.

5.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	September 30, 2005
		Weighted average
	Number of	exercise price
	shares	$

Balance, beginning of period	465,000	0.30
Options granted	1,000,000	0.30
Options exercised	(260,000)	0.30
Options expired	-	-
Options cancelled	-	-

Balance, end of period	1,205,000	0.30

The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	0%
Risk-free interest rate	3.57%
Expected volatility	299%
Expected option life (in years)	5.00

During the nine-month period ended September 30, 2005, the Company recorded stock-based compensation of $339,762 which is included with consulting and management fees on the statement of operations.

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

$
Cash	565
Working capital deficiency	(60,982)
Net liabilities assumed	(60,417)

7.	Commitments

a)

The Company entered into two consulting agreements dated January 1, 2005 where the consultants assisted in identifying potential business opportunities or potential business acquisitions in energy related fields, performed due diligence on potential acquisitions, and provided advice in negotiating terms and conditions. An acquisition was completed on June 30, 2005 with Syngas and the two consultants received 4,000,000 shares of common stock with a fair value of $1,100,000 during the nine-month period ended September 30, 2005.

b)

The Company entered into two consulting agreements dated July 1 and July 20, 2005 where the consultants assisted in identifying potential business opportunities or potential business acquisitions in energy related fields, performed due diligence on potential acquisitions, and provided advice in negotiating terms and conditions. The two consultants received 1,000,000 shares of common stock with a fair value of $350,000 during the nine-month period ended September 30, 2005.

8.	Subsequent Events

a)

On November 1, 2005, Syngas Energy Corp. (“Syngas Energy”), a wholly owned subsidiary, acquired rights, in consideration for an initial fee of $25,000, to a process and apparatus for low cost hydrogen generation through assignment of an agreement from 975110 Alberta Ltd. to Syngas Energy. Under this agreement, the Company is committed to begin construction on a demonstration sized installation of the PyStR technology no later than February 14, 2008 and the Company is committed to selling at least one commercial installation using the PyStR technology by the end of 2008. If the Company fails to carry out either of these obligations, all rights and interests in the hydrogen technology will revert back to the creator of the technology at the end of 2008. 975110 Alberta Ltd. is owned and controlled by Wilf Ouellette, who is Chief Executive of Syngas Energy and a director of Fairchild International Corporation.

b)

The Company entered into a consulting agreement dated November 7, 2005 with 0719746 BC Ltd., where the consultant agreed to assist in identifying potential business opportunities or potential business acquisitions in energy related fields, including intellectual properties, patents, technology or processes related to the processing or generation of energy or fuel, perform due diligence on potential acquisitions, and provided advice in negotiating terms and conditions. 0719746 BC Ltd. is owned by a relative of a controlling shareholder of the Company. The term of this agreement covers services rendered from October 1, 2005 to December 31, 2005. The consultant will receive 1,000,000 shares of common stock of the Company in consideration for the aforementioned consulting services. The Consultant provided advice to Syngas Energy in negotiating terms and conditions, and performed due diligence on the acquisition of the technology referred to in 8. a) above.

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

As used in this quarterly report, the terms "we", "us", "our", and "Fairchild" and the “Company” mean Fairchild International Corporation, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Corporate History

Fairchild was incorporated on June 20, 1997 under the laws of the State of Nevada under the name Goanna Resources, Inc. On June 24, 1999 we changed our name to Fairchild International Corporation.

Our Current Business

During the past three years, excluding the most recent period of approximately nine months, Fairchild was primarily engaged in the oil and gas industry, and participated in a number of oil and gas wells. During the past nine months, we have been actively seeking business opportunities and potential acquisitions in energy related fields, in particular opportunities associated with intellectual properties, patents, technology or processes related to the processing or generation of energy or fuel.

On April 15, 2005, Fairchild entered into four debt assignment agreements whereby Fairchild re-conveyed to Patch International Inc. all of its interests in active oil and gas properties. As of November 15, 2005, the only remaining wells in which we had an interest are located in Tehama County, California. We intend to sell these interests in order to cover debts we have incurred related to these wells.

On June 30, 2005, Fairchild completed the acquisition of Syngas Energy Corp. (“Syngas”), a developer of integrated gasification technologies that produce energy in the form of gas and heat as well as electricity. With the completion of the acquisition, Fairchild acquired 100% of the outstanding capital stock of Syngas in exchange for the issuance of 30,047,500 common shares of Fairchild.

Syngas is a private company in the business of developing and commercializing methods to produce energy such as synthetic gas, hydrogen or electricity. Syngas’ underlying strategy is to provide a viable alternative to burying or sea dumping waste which consequently poisons land, lakes and oceans. Syngas’ business strategy is to produce, sell, lease and maintain the energy generators. It is also Syngas’ strategy to retain an ownership portion of the co-generated energy, heat, electricity, and synthesized gases being produced.

Through Syngas, we are focusing on the development and marketing of our gasification and other acquired technology. Syngas intends to subcontract fabrication to outside sources that have a proven track record of efficiency, reliability and competitive quality and pricing. Syngas is in the process of upgrading its unit that demonstrates the application of its gasification technology.

On November 1, 2005, Syngas completed the acquisition from 975110 Alberta Ltd. of a low cost hydrogen production technology. The technology, called PyStR (Pyrolysis Steam Reformer) involves the production of hydrogen from a variety of inputs, including coal and biomass.

Results of Operations

Nine Months Ended September 30, 2005, Three Months Ended September 30, 2005 and Period from inception to September 30, 2005

The acquisition of Syngas by Fairchild is considered a reverse acquisition and Syngas is considered the acquirer for accounting and financial reporting purposes. Accordingly, the consolidated financial statements included above include the accounts of Fairchild since the effective date of the reverse acquisition (June 30, 2005), and the historical accounts of its Syngas since inception.

Upon conclusion of the reverse acquisition of Syngas, we assumed the financial obligations of Syngas.

For the period commencing on the date of Syngas’ inception (December 14, 2004) to September 30, 2005, we incurred a loss of $(436,045). These losses were mainly occasioned due to the assumption by us of the consulting and management expense of Syngas $(390,132). Additional losses for this same period $(46,996) were incurred as a result of general and administrative expenses and professional fees. Losses during the three months ended September 30, 2005 amounted to $(383,404), and for the nine months ended September 30, 2005, Fairchild has incurred a loss of $(426,030).

Due to continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Lack of Revenues

At this time, our ability to generate any revenues continues to be uncertain. The auditor's report on our December 31, 2004 financial statements contains an additional explanatory paragraph that identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. During the nine months ended September 30, 2005 we generated no revenues. Also, since Syngas’ inception (December 14, 2004) to September 30, 2005, Fairchild generated no revenues. Fairchild has relinquished most of its interests in oil and gas interests and does not anticipate any future revenues from oil and gas activities. Fairchild intends to focus on developing revenues from the licensing or sale of alternative fuel technologies through its subsidiary, Syngas.

Expenses

For the nine months ended September 30, 2005, Fairchild incurred expenses of $426,030, comprised of $380,117 in consulting and management fees, $10,859 in general and administrative fees ($3,873 in research and development, $1,009 in travel expenses, $520 in postage and courier, and the balance in gas and vehicle expense, filing and regulatory, office, rent and utilities, bank charges, meals and foreign exchange translation), and $35,054 in professional fees for accounting, auditing and legal services.

During the three months ended September 30, 2005, Fairchild incurred expenses of $ 383,404, comprised of $ 349,730 in consulting and management fees, $4,165 in general and administrative fees (consisting of filing and regulatory, rent, utilities and bank charges), and $29,509 for professional fees for accounting, auditing and legal services.

Since the date of inception of Syngas (December 14, 2004) to September 30, 2005, Fairchild incurred expenses of $436,045, comprised of $ 390,132 in management and consulting fees, $10,859 in general and administrative fees ($3,873 in research and development, $1,009 in travel expenses, $520 in postage and courier, and the balance in gas and vehicle expense, filing and regulatory, office, rent and utilities, bank charges and meals), and $35,054 in professional fees for accounting, auditing and legal services.

Liquidity and Capital Resources

These financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Fairchild has suffered recurring losses and has not generated profitable operations since inception. The continuance of Fairchild as a going concern is dependent on obtaining financing from third parties. Fairchild is trying to raise approximately $3,000,000 for general working capital, to fund development of its gasification technologies and its PyStR technology and for rent over the next 12 months. There can be no guarantee that management will be successful in raising capital, and its failure to do so may prevent Fairchild from developing its business. We believe we currently do not have sufficient capital to fund development and commercialization activities of our technologies through to June 30, 2006.

During the nine months ended September 30, 2005, we raised $98,287 as proceeds from the issuance of our common stock, including 260,000 shares issued upon exercise of stock options for proceeds of $78,000. During the same period, we issued $339,762 worth of stock based compensation for consulting services.

As of September 30, 2005 we had cash and cash equivalents of $30,336, and prepaid expenses and depositsof $33,654. As of September 30, 2005, we had total current assets of $63,990 and total current liabilities of $124,038, consisting of $49,256 in accounts payable and accrued liabilities, $24,930 in accounts payable to related parties and $49,852 in loans payable. As of September 30, 2005 we had a net working capital deficiency of ($59,834).

Subsequent Events

On November 1, 2005, Syngas acquired all right and title to the PyStR (Pyrolysis Steam Reformer) technology, which includes a process and apparatus for low cost hydrogen generation, from 975110 Alberta Ltd., a company owned and controlled by Wilf Ouellette, Chief Executive Officer of Syngas and a director of Fairchild. The PyStR technology was acquired for cash consideration of $25,000 plus royalties of 2% of gross sales for non-hydrogen producing apparatus, or a one time royalty fee per hydrogen generator based on the rate of hydrogen production. On November 7, 2005, Fairchild issued 1,000,000 in consulting fees associated with the completion of the acquisition of the PyStR technology and for other consulting services.

Plan of Operation

We intend to relinquish our interests in the last remaining Tehama County, California oil and gas wells in which we have an interest in order to cover debts we have incurred related to these wells.

Syngas has agreed to begin construction on a demonstration sized installation of the PyStR technology no later than February 14, 2008. Also, Syngas is obligated to sell at least one commercial installation using the PyStR technology by the end of 2008. If Syngas fails to carry out either of these obligations, all rights and interests in the hydrogen technology will revert back to the creator of the technology at the end of 2008.

Our plan of operation for the 12-month period commencing on the date of this prospectus is to continue implementing our business strategy, including the continued improvements of our hydrogen gas generator and the commercializing of recently acquired PyStR low cost hydrogen process.

We also intend to expand our technology base by seeking complementary technologies to our PyStR and other hydrogen gas generating processes through purchasing or licensing arrangements. We intend to maintain our subsidiary Syngas’ current model of commercializing its proprietary process to produce energy using environmentally friendly methods. We also intend to expand Syngas’ product offerings in terms of the type of energy produced and the methodologies used to produce these energies.

In order to successfully implement our business plan, we anticipate that we will require approximately $3,000,000 in additional working capital over the next twelve months. Until such time as we begin to develop revenues, we will be reliant upon the proceeds from sales of our securities for the source of our funding.

Following is our estimated budget for the next twelve months:

$
Licensing and Equipment development - Design, engineering and testing expenses for the processing of low heat value waste products (including milestone payments that we expect to be triggered under technology licensing agreements)	1,500,000
Manufacturing - Cost associated with constructing gas generators	750,000
Rent for our facilities	250,000
General corporate, administrative and working capital	500,000

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

Research and Development

We do not currently, and did not previously, have research and development policies in place. We have not expended any material amounts on research or development of our oil and gas properties, except to the extent that the funds we expended to acquire our interest in the properties were spent in the development on the properties. Syngas spent $3,783 in research and development since its inception on December 14, 2004 to September 30, 2005 to develop its gasification technology. We intend, in the future, to spend approximately $2,250,000 for licensing, equipment development and trials, and costs associated with constructing gas generators.

Purchase of Significant Equipment

Other than as disclosed above, we do not intend to purchase any additional significant equipment through September 30, 2006.

Employees

Fairchild’s wholly owned subsidiary, Syngas, has two employees, Mr. Wilf Ouellette and Ms. Gloria Porter. Both employees of the subsidiary have experience in the energy industry. We anticipate hiring three to four additional full-time employees in technical, regulatory and administrative support.

In addition, we intend to use senior advisors, consultants, technical research organizations and third parties to perform certain aspects of product development, manufacturing, engineering and design development, and regulatory and quality assurance functions.

Related Party Transactions

As at September 30, 2005, $2,919 was owing to Anish Somani, previously a director and officer of Fairchild, $4,271 was owing to Del-Mar Venture Corp., a shareholder of Syngas, and $17,740 was owing to 975110 Alberta Ltd., a company owned and controlled by Wilf Ouellette, a director of Fairchild and Syngas. These amounts are unsecured, non-interest bearing and have no terms of repayment.

On November 7, 2005 we issued 1,000,000 shares to a company owned by a relative of a controlling shareholder in Fairchild. The shares were issued pursuant to an agreement entered into on November 7, 2005 for the provision of consulting services relating to the completion of the acquisition of the PyStR technology and the development of Fairchild’s business.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We evaluate the internal controls on a regular basis to ensure that we are in compliance with our policies.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Fairchild entered into an agreement with 0719746 B.C. Ltd. for the provision of consulting services during the term from September 1, 2005 to December 31, 2005. Pursuant to the agreement 0719746 B.C. Ltd. assisted Syngas in completing due diligence and in negotiating to acquire rights to the PyStR technology, and agreed to develop the business of Fairchild and its subsidiary, Syngas, and to assist the companies in identifying potential business opportunities or acquisitions in energy related fields, and to perform due diligence and provide advice regarding the completion of such acquisitions or opportunities. In accordance with the agreement, on November 7, 2005, Fairchild issued to 0719746 B.C. Ltd. 1,000,000 of its common shares. 0719746 B.C. Ltd. is a wholly owned subsidiary of an individual who is the relative of a shareholder who owns 10,000,000 shares of Fairchild.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number and Description

10.1	Share Exchange Agreement dated January 28, 2005 (filed as Exhibit 10.1 to our Form 8-K filed on April 14, 2005)

10.2	Share Exchange Agreement dated January 28, 2005 (filed as Exhibit 10.2 to our Form 8-K filed on April 14, 2005)

10.3	Addendum dated July 4, 2005 to Share Exchange Agreement (filed as Exhibit 10.3 to our Form 8-K filed on July 7, 2005)

10.4	Assignment Agreement between R. Sadowski and 975110 Alberta Ltd. (filed as Exhibit 10.1 to our Form 8-K filed on November 4, 2005)

10.5	Assignment Agreement between 975110 Alberta Ltd. and Syngas Energy Corp. (filed as Exhibit 10.2 to our Form 8-K filed on November 4, 2005)

10.5	Consulting Agreement with 0719746 B.C. Ltd. dated November 7, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FAIRCHILD INTERNATIONAL CORPORATION

Dated: November 18, 2005	/s/ Robert Klein
Robert Klein
President, Chief Executive Officer,
Chief Financial Officer

Dated: November 18, 2005	/s/ Wilf Ouellette
Wilf Ouellette, Director