Form 10KSB
period 2005-12-31
FAIRCHILD INTERNATIONAL CORP
filed 2006-04-14
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______ to _______

Commission file number: 0-28305

SYNGAS INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	91-1880015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 602 595 Hornby Street Vancouver, British Columbia	V6C 1A4
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  604-646-5611

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The issuer recorded no revenues for its fiscal year ended December 31, 2005.

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $6,505,463 as of March 31, 2006.

The number of shares outstanding of the issuer's class of common stock as of March 31, 2006: 38,685,531.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan and that there will be adequate capital. Since we are a 'penny stock' company, the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act, as amended, does not apply to us.

All dollar amounts in the report refer to US dollars unless otherwise indicated.

Item 1.

Description of Business

Business Development

Syngas International Corp. (the "Company", "we", “our”) was incorporated on June 20, 1997 under the laws of the State of Nevada.  On June 24, 1999 we changed our name to Fairchild International Corporation.  On December 29, 2005, after obtaining approval from our shareholders at the Annual General Meeting held on December 29, 2005 we changed our name to Syngas International Corp.

On April 8, 2005 we completed the acquisition through a reverse merger of all of the shares of Syngas Energy Corp. (“Syngas Energy”), a developer of advanced integrated gasification production system technologies that produce energy in the form of synthetic  gas as well as electricity.  Concurrent with the acquisition, we disposed of all of our active oil and gas interests and their associated liabilities.

Prior to the reverse merger, Syngas Energy had been a private company in the business of the development and commercialization of methods to produce energy such as electricity, and synthetic gas. Since the reverse merger completed on June 30, 2005, we have adopted Syngas Energy's business plan as our own. Since that time, our underlying strategy has been to provide a viable alternative to burying or sea dumping our waste and consequently poisoning our land, lakes and oceans. Our business strategy is to produce, sell, lease and maintain energy generators that we have developed.  It is also our strategy to retain an ownership portion of the co-generated energy, electricity, and synthesized gases, such as methane, being produced.

On November 1, 2005 Syngas Energy acquired rights to a process and apparatus for low cost hydrogen generation through assignment of an agreement from 975110 Alberta Ltd. to Syngas Energy. 975110 Alberta Ltd. is owned and controlled by Wilf Ouellette, who is Chief Executive Officer of Syngas Energy and a member of our board of directors.

All right and title in and to the low cost hydrogen production technology had been transferred by the inventor, Richard Sadowski, to 975110 Alberta Ltd. on February 14, 2005, in consideration for an initial fee of $25,000 plus a one time royalty fee per generator of $214.83 per million BTU (GCV) heat input per hour for hydrogen production and 2% of gross sales for non-hydrogen producing apparatus pursuant to the licensing or use of the technology by third parties. On November 1, 2005, 975110 Alberta Ltd. assigned all of its rights and interests in the agreement and to the hydrogen production technology to Syngas Energy. Syngas Energy agreed to pay to 975110 Alberta Ltd. $25,000 plus royalties to purchase the technology. Syngas Energy also agreed to perform and be liable for all obligations 975110 Alberta Ltd. owed to Richard Sadowski under the original agreement. Syngas Energy has agreed to begin construction on a demonstration sized installation of the hydrogen technology no later than February 14, 2008. Also, Syngas Energy is obligated to sell at least one commercial installation using the hydrogen technology by the end of 2008. If Syngas Energy fails to carry out either of these obligations, all rights and interests in the hydrogen technology will revert back to Mr. Sadowski at the end of 2008.

Our Business

Our principal business involves the development and production of hydrogen enriched alternative fuels.  Our two main technologies are our gasification unit we acquired from Syngas Energy and our PyStR technology that was developed by Richard Sadowski.

Gasification Technology

During Fiscal 2005, we acquired Syngas Energy along with all rights and title to its advanced gasification process and gasification production system technology that combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity.

Our technology uses gasification processes to convert any carbon based material into a synthetic gas. Gasification uses heat and pressure which converts any carbon containing materials into synthetic gas composed primarily of carbon monoxide and hydrogen which has a large number of uses. Gasification can add value to low or negative value feed stocks by converting them to marketable fuels. The feed stocks used to create synthetic gas depend on what is readily available. For example, in Alberta, tar sands provide an abundant fuel source. An application in India under consideration utilizes cane stock from farming waste. Urban applications can include garbage and tires. Throughout North America, forestry, pulp and paper waste and biomass can be converted into a synthesit gas and fed back into power plants. Various other industrial wastes can be fed back into plants to recycle “lost energy” that would otherwise go to landfills.

Although it must be further developed, gasification may be one of the ways to produce clean-burning hydrogen for automobiles and power-generating fuel cells. Hydrogen  can also be used to fuel power-generating turbines or as the chemical "building blocks" for a wide range of commercial products.

Since our acquisition of Syngas Energy we have completed a prototype of the gasification technology.  During fiscal 2006 we plan to commercialize our advanced gasification unit.

PyStR Process – Hydrogen Production

In 2005, through our wholly owned subsidiary Syngas Energy, we acquired a worldwide exclusive licenses to develop, produce and market PyStR (pronounced, “Pie Star”), a low cost hydrogen production technology.  We are in discussions to put together a project which would use the PyStR technology to convert low-value farm wastes to high-value products such as Hydrogen, Methanol and fertilizers.  In February 2006 we unveiled the PyStR technology at the Big Hydrogen Show in Calgary, Alberta.

We plan to complete a prototype and commercialize the PyStR hydrogen production process during 2006.

In February 2006 we completed the carbon dioxide capture unit for our PyStR technology.  The captured carbon dioxide (CO2) can be injected into coal seams to recover methane in a similar fashion to injecting CO2 into depleted oil wells to enhance oil recovery. Traditional gasification technology lets the CO2 escape into the air, but the PyStR technology captures this green house gas that is commonly accepted to be responsible for global warming.

Carbon dioxide sequestration in coal beds can be more efficient than sequestering it in oil wells because CO2 injected into a coal bed seam displaces adsorbed methane (CH4) from the coal surface.  Coal beds in North America represent a widely dispersed potential geological sink for CO2 storage while offering an opportunity to recover commercial quantities of methane for field uses or marketing in nearby natural gas pipelines. The U.S. Department of Energy and Canadian Government (Alberta Research Council) has been researching development of this sequestration concept for disposal of CO2 emissions.

CO2 is now being used throughout the oil patch to revive oil wells thought to be dry. Typical oil production leaves 70% of the resource in the earth.

The process is used in wells that have already passed through primary production, where natural pressure in the well pushes out the oil, and in wells that have passed secondary production, using water or natural gas flooding. In primary and secondary production well pressure eventually falls to levels where output is so thin it is not profitable. Use of CO2 allows an opportunity to take a third run at the reservoir to tap a potentially large amount of remaining oil.

The CO2 is pumped deep below the earth's surface into thick, stubborn oil deposits, and significantly decreases the oil's viscosity easing its flow to the surface. CO2 is expected to double or triple previous oil production levels from wells once thought unfeasible. Once in the ground, the carbon dioxide takes the petroleum's place, becoming trapped beneath an impermeable stack of limestone, sandstone, and shale.

Through our PyStR hydrogen production process, we can capture CO2 that is produced either as a primary or bi-product. Some coal resources in North America cannot be mined by today's mining standards, but carbon dioxide sequestration technology has the potential to change that. Surface coal can now be mined and gasified in our advanced gasification and PyStR systems, with the CO2 injected (sequestered) into coal beds to bring out the methane. Through our PyStR hydrogen production process we can capture CO2 that is produced either as a primary or bi-product.

We intend to focus on developing and marketing our current technologies while researching new methods of clean energy production. We intend to subcontract fabrication to outside sources that have a proven track record of efficiency, reliability and competitive quality and pricing.  During the past year, we have upgraded a model unit that demonstrates the application of the PyStR technology.

Employees

Besides our three directors, Robert Klein, Margaret Hunt, and Wilf Ouellette, we have another employee Ms. Gloria Porter, who provides us with administrative services.

Subsidiaries

We currently own one wholly owned subsidiary, Syngas Energy Corp.

Patents and Trademarks

Our wholly owned subsidiary Syngas Energy Corp. currently owns proprietary technology, processes and products that management may consider for patent and trademark protection.

Competition

Although relatively new, the alternative energy industry will likely face increasing competition in the future due to the natural decline in fossil fuel discovery rates and depletion of known reserves.  Numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs than us will pose a competitive threat should they decide to enter the market.

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

Government Regulations

Although alternative energy is not currently a regulated industry, there is precedent set that once an energy source becomes more readily available, more demanded by the consumer and more acceptable to the public, operations could become subject to federal, state, and local laws relating to the protection of the environment. Alternative energy operations could also become subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

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

Risk Factors

Our shares of common stock are considered speculative while we proceed with our commitments to develop and market our proprietary gasification process and our commitment to expand our product offering or while we continue our search for new business opportunities. Prospective investors should consider carefully the risk factors set out below.

Limited Operating History and History of Losses

We have no operating history in the energy markets and therefore have no history of earnings in the sector of developing alternative fuel sources.  To date, we have incurred substantial net losses as a result of our operations to date. As of December 31, 2005, we had a cumulative deficit of $1,182,337. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

There can be no assurance that additional funding will be available to us for research and development of our projects or to fulfill our obligations under any applicable agreements. There can be no assurance that we will be able to obtain adequate financing in the future or that the terms of such financing will be favorable. Failure to obtain such additional financing could result in delay or indefinite postponement of further research and development of our projects with the possible loss of the opportunity to commercialize our projects.

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

Due to the fact that our processes are proprietary, it is uncertain at this time whether we will sell outright the processes or products with the purchaser of the energy responsible for operations or retain ownership and operate the processes and/or product offerings responsible for their operation.  In either case, we will be dependent upon training new staff to monitor and maintain the processes and products.

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

Item 4.

Submissions of Matters to a Vote of Security Holders.

At our shareholder's annual general meeting on December 29, 2005, our shareholders elected Wilf Ouellette, Robert Klein and Margaret Hunt to serve as directors on our board.  Also, the shareholders approved a resolution to amend our Articles of Incorporation to change our name from Fairchild International Corporation to Syngas International Corp.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the OTC Bulletin Board under the symbol "SYNI".  Our common stock began quotation on the OTC Bulletin Board on July 8, 1998 to December 2, 1999 and since November 30, 2000.   On January 9, 2006 our trading symbol changed from “FCHL” to “SYNI”.  On February 10, 2005 our trading symbol changed from “FRCD” to “FCHL”. From December 2, 1999 to November 30, 2000 our common stock was quoted on the "pink sheets". The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The high and low prices of our common stock (obtained from Canada Stockwatch and the OTC Bulletin Board) for the periods indicated below are as follows:

Quarter Ended	High	Low
March 31, 2004	$0.75	$0.675
June 30, 2004	$0.72	$0.625
September 30, 2004	$0.375	$0.375
December 31, 2004	$0.275	$0.25
March 31, 2005	$0.57	$0.008 (1)
June 30, 2005	$0.53	$0.26
September 30, 2005	$0.72	$0.30
December 31, 2005	$0.79	$0.44

(1)

On January 27, 2005 we effected a 25:1 share consolidation, prior to the reverse acquisition of Syngas Energy.

Our shares of common stock are issued in registered form.  American Registrar and Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111 (Telephone: 801.363.9065, facsimile 801.363.9066) is the registrar and transfer agent for our shares of common stock.

As of March 31, 2006, we had 38,685,531 shares of common stock outstanding and approximately 63 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Equity Compensation Plans

On February 25, 2005 we adopted the 2005 Stock Option Plan under which we are authorized to grant options to acquire up to a total of 4,000,000 common shares. The term of any stock options granted under the plan is limited to ten years.  The option plan was registered on Form S-8 on March 9, 2006.

On March 9, 2006, we registered on Form S-8 a total of 4,200,000 shares issued pursuant to four consulting agreements as follows:

•

100,000 post consolidation common shares to be issued to George Tsafalas, our former director, pursuant to an agreement dated November 15, 2004

•

100,000 post consolidation common shares to be issued to David Stadnyk, pursuant to an agreement dated November 15, 2004

•

2,000,000 common shares to be issued to Robert Jarva pursuant to a consulting agreement dated January 1, 2005

•

2,000,000 common shares to be issued to Aarif Jamani pursuant to a consulting agreement dated January 1, 2005

On July 19, 2005 we adopted the 2005 Non-Qualified Stock Compensation Plan under which we are authorized to issue up to 1,000,000 shares of common stock. On September 26, 2005 we registered this plan on a Form S-8 registration.

On September 16, 2005 we adopted the September 2005 Non-Qualified Stock Compensation Plan under which we are authorized to issue up to 2,000,000 shares of common stock. On September 26, 2005, these shares were registered on a Form S-8 registration.

Equity Compensation Plan Information

	Year Ended December 31, 2005
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders	1,205,000	0.30	5,375,000 (1)
Equity compensation plans approved by shareholders	N/A	N/A0	N/A
Total	1,205,000	0.30	5,375,000

(1) includes 2,975,000 shares available on stock compensation plans and 2,400,000 available on stock option plans.

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

General

On January 28, 2005 we entered into two share exchange agreements to acquire all of the issued stock in Syngas Energy Corp. ("Syngas Energy"). Syngas Energy was incorporated on December 14, 2004 and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity.  On June 30, 2005, we completed the acquisition of Syngas Energy by issuing one common shares to each share of Syngas Energy outstanding.  We issued 30,047,500 shares of our common stock to the shareholders of Syngas Energy and as a result the former Syngas Energy shareholders own approximately 82% of our outstanding common stock.

Our acquisition of Syngas Energy is considered a reverse acquisition and Syngas Energy is considered the acquirer for accounting and financial reporting purposes. Accordingly our consolidated financial statements for the years ended December 31, 2005 and December 31, 2004 include our accounts  since the effective date of the reverse acquisition (June 30, 2005), and the historical accounts of its Syngas Energy since its inception December 14, 2004.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate revenues or raise equity capital or borrowings sufficient to meet current and future obligations. Our management plan to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We incurred losses from operations of $1,182,337 since inception and we have a working capital deficiency of $144,328 and these conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2005 and Year Ended December 31, 2004

We incurred a net loss of $1,096,403 for the fiscal year ended December 31, 2005 compared to a net loss of $10,015 from December 14, 2004 (date of inception) to December 31, 2004. The increase in the loss was due primarily to a significant increase in consulting expenses, general and administrative expenses and professional fees. We have generated a total comprehensive loss since inception of $1,106,418.  Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Lack of Revenues

We have not yet generated any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2005 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Total expenses for the year ended December 31, 2005 were $1,096,403 compared to total expenses of $10,015 from December 14, 2004 (date of inception) to the year ended December 31, 2004. The expenses for the year ended December 31, 2005 included $1,016,849 in consulting and management fees, an increase of $1,006,834 from the year ended December 31, 2004. These consulting fees related mainly to the development of our marketing strategies, and fees related to assisting us in locating and acquiring new technologies. In Fiscal 2005 we also incurred general and administrative expenses of $21,973 and professional fees of $56,562.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in development stage operations and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

To become profitable and competitive, we have to license our technologies.  We are seeking equity financing to provide for the capital required to fully develop and market our technology.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Plan of Operation

We intend to maintain our current model of commercializing our proprietary processes to produce energy using environmentally friendly methods.  We also intend to expand our product offerings in terms of the type of energy produced and the methodologies used to produce these energies.

Gasification Technology

In Fiscal 2005 we acquired Syngas Energy along with all rights and title to its advanced gasification process.  Subsequently, we completed a prototype of the gasification technology.  During Fiscal 2006 we plan to commercialize our advanced gasification unit.  We plan to joint venture with clients seeking co-generation power sources, or with those that have low value feed stocks to convert to energy and take a percentage of the proceeds from energy sales.

PyStR Process – Hydrogen Production

In 2005, through our wholly owned subsidiary Syngas Energy, we acquired world wide exclusive licenses to develop, produce and market PyStR, a low cost proprietary hydrogen production technology.  We plan to complete a prototype and commercialize the PyStR hydrogen production process during 2006.

Beiseker Medical Waste Facility

In 2005 we commenced negotiations to enter into a formal agreement with the Beiseker Medical Waste Facility. If we are successful in reaching an agreement, this facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to the grid.  Negotiations are ongoing.  In January, 2006, we entered into a non-binding letter of intent with Beiseker Envirotech, owned by Globaltech Environmental Inc. to enter into a joint venture.  Medical waste products, if misused , mis-handled or not disposed of properly, could cause significant harm.  Gasification not only ensures that expired medical was and used equipment will not cause harm, but can do it in a way that produces energy, cuts costs and saves the environment from needless filling. We hope to enter into a joint venture with Beiseker Envirotech to use our technologies to covert medical waste to energy.

Management also anticipates searching out and securing other uses for PyStR and the advanced gasification offerings across different industries and geographic locations.

We anticipate that we will generate revenues within the next eighteen months from licences of our proprietary technologies. If we are successful in generating such revenues, we plan to apply them towards our general and administrative expenses.  There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses.

To the extent that we consider acquisitions as a means to expand, or if we decide to commence with the manufacture of applications of our technology, we will require additional funds. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. Our inability to raise sufficient funds could prevent us from implementing our business plan.

Liquidity and Capital Resources

We need additional capital to fund our continuing operating expenses and to fund our interests in the research, development and commercialization of alternative energy technologies.  We intend to sell stock to finance our capital requirements. We do not expect to generate any revenues over the next twelve months.  To the extent that we obtain sales contracts, we will require additional funds to fund the manufacture of units for sale. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.

As of December 31, 2005, our total current assets were $11,464 which was comprised of $2,810 in cash and $8,654 in prepaid expenses.  At that time, our total liabilities were $155,792 for a total working capital deficit of $144,328. We expect to incur substantial losses over the next two years.

As of September 30, 2005, we had cash equivalents of $2,810, and we believe that we need approximately an additional $1,000,000 to meet our capital requirements over the next 12 months for the following expenses:

$100,000

marketing of our gasification technology

$600,000

development of our PyStR technology

$155,000

payment of accounts payable and accrued liabilities

$147,000

general administrative expenses

Research and Development

We anticipate that we will spend $600,000 on research and development over the next twelve months to upgrade our PyStR technology, including upgrading a prototype.  If we are successful in acquiring other technologies we may increase our research and development budget.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2006, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Marketing

We plan on market our gasification unit by hiring consultants to contact companies with waste facilities, such as lumber waste and municipal waste.  We believe that our PyStR technology is suitable for companies in the oil and gas business and in the shipping business.  We plan on targeting such companies through sales consultants that we will hire.  Our marketing plan includes attending several oil and gas trade shows during the next year. We are currently negotiating with several consultants to act as sales persons for our technologies. We have recently hired Ecogestion Ltda., in Santiago, Chile to act as our exclusive distributor of our technologies in Chile.

We are planning to hold a demonstration in Edmonton, Alberta in June 2006 which will feature our technologies and where we will show potential clients a demonstration of our gasification process and explain our PyStR technology and how it applies to energy production.

Employees

Over the twelve months ending December 31, 2006, we anticipate an increase in the number of employees we retain only if we complete our prototype gasification unit and begin the sales cycle. Such an increase on the number of employees may significantly increase our monthly expenses and such increase in our monthly expenses depends on the number of employees we ultimately retain, if any. To facilitate our growth we anticipate hiring independent sales and marketing consultants.  We currently engage people as outside contractors and consultants for bookkeeping, legal, accounting, website development and audit functions.

Item 7.

Financial Statements.

Our Audited Consolidated Financial Statements as of December 31, 2005 and December 31, 2004 and for the years ended December 31, 2005 and December 31, 2004 follow as pages F-1 through F-12.

Syngas International Corp.
(formerly Fairchild International Corporation)
(A Development Stage Company)

December 31, 2005

Index

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet	F-2

Consolidated Statement of Operations	F-3

Consolidated Statement of Cash Flows	F-4

Consolidated Statement of Stockholders Equity (Deficit)	F-5

Notes to the Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of

Syngas International Corp.

(Formerly Fairchild International Corporation)

(A development stage company)

We have audited the accompanying consolidated balance sheets of Syngas International Corp. (formerly Fairchild International Corporation) (a development stage company) as at December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the periods ended December 31, 2005 and 2004 and for the cumulative period from inception, December 14, 2004, to December 31, 2005.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the periods ended December 31, 2005 and 2004 and for the cumulative period from inception, December 14, 2004, to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern.  Management plans as to this matter are discussed in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada		/s/ Morgan & Company

March 15, 2006		Chartered Accountants
Tel: (604) 687-5841		P.O. Box 10007 Pacific Centre
Fax: (604) 687-0775	M E M B E R O F	Suite 1488 - 700 West Georgia Street
www.morgan-cas.com	jhi	Vancouver, B.C. V7Y 1A1

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Consolidated Balance Sheet

(Expressed in US dollars)

	December 31, 2005 $	December 31, 2004 $
Assets

Current Assets

Cash and cash equivalents	2,810	448
Prepaid expenses and deposits	8,654	–

Total Current Assets	11,464	448

Intangible Asset (Note 3)	25,204	204

Total Assets	36,668	652

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	45,645	–
Accounts payable - related parties (Note 4)	30,175	10,056
Loans payable	79,972	–

Total Liabilities	155,792	10,056

Stockholders' Equity (Deficit)

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–

Common Stock (Note 5)
Authorized: 100,000,000 shares, with a $0.001 par value; Issued: 37,755,050 shares (2004 – 30,000,000)	37,755	611

Additional Paid in Capital	1,026,477	–

Accumulated Other Comprehensive Loss	(1,019)	–

Deficit accumulated During the Development Stage	(1,182,337)	(10,015)

Total Stockholders’ Deficit	(119,124)	(9,404)

Total Liabilities and Stockholders’ Deficit	36,668	652

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Consolidated Statement of Operations

(Expressed in US dollars)

	Accumulated from December 14, 2004 (Date of Inception) to December 31, 2005 $	For the Year Ended December 31, 2005 $	From December 14, 2004 (Date of Inception) to December 31, 2004 $

Revenue	–	–	–

Expenses

Consulting and management fees	1,026,864	1,016,849	10,015
General and administrative	21,973	21,973	–
Professional fees	56,562	56,562	–

	1,105,399	1,095,384	10,015

Net Loss	(1,105,399)	(1,095,384)	(10,015)

Other comprehensive loss
Foreign currency translation adjustment	(1,019)	(1,019)	–

Total Comprehensive Loss	(1,106,418)	(1,096,403)	(10,015)

Net Loss Per Share – Basic and Diluted		(0.03)	(0.01)

Weighted Average Shares Outstanding		36,711,000	1,397,000

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Consolidated Statement of Cash Flows

(Expressed in US dollars)

	Accumulated from December 14, 2004 (date of Inception) to December 31, 2005 $	For the Year Ended December 31, 2005 $	From December 14, 2004 (Date of Inception) to December 31, 2004 $

Cash Flows Used In Operating Activities
Net loss	(1,105,399)	(1,095,384)	(10,015)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	339,762	339,762	–
Shares issued for consultation	610,000	610,000	–

Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	23,534	23,534	–
Increase in loans payable	35,324	35,324	–
Increase in accounts payable - related parties	27,299	17,243	10,056

Net Cash Used in Operating Activities	(69,480)	(69,521)	41

Investing Activities
Net cash acquired on business acquisition	565	565	–
Purchase of intangible asset	(25,000)	(25,000)	–

Net Cash Used In Investing Activities	(24,435)	(24,435)	–

Financing Activities
Proceeds from issuance of common stock	97,744	97,337	407

Net Cash Provided By Financing Activities	97,744	97,337	407

Effect of Exchange Rate Changes on Cash	(1,019)	(1,019)	–

Increase in Cash and Cash Equivalents	2,810	2,362	448

Cash and Cash Equivalents, beginning of year	–	448	–

Cash and Cash Equivalents, end of year	2,810	2,810	448

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities
Stock issued for intangible asset	204	–	204

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

(Expressed in US dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common		Paid-In	Comprehensive	Development
	Stock	Amount	Capital	Income	Stage	Total
	#	$	$	$	$	$

Balance – December 14, 2004 (Date of Inception)	–	–	–	–	–	–

Issue of common stock for cash	20,000,000	407	–	–	–	407

Issue of common stock for intangible asset	10,000,000	204	–	–	–	204

Net loss for the period	–	–	–	–	(10,015)	(10,015)

Balance – December 31, 2004	30,000,000	611	–	–	(10,015)	(9,404)

Issue of common stock for cash	47,500	19,337	–	–	–	19,337

	30,047,500	19,948	–	–	(10,015)	9,933

Adjustment to number of shares issued and outstanding as a result of the reverse takeover transaction:

- Add issued and outstanding stock of Fairchild at time of reverse acquisition	6,422,550	6,423	–	–	(66,839)	(60,416)
- Deduct issued and outstanding stock of Syngas	(30,047,500)	(19,948)	–	–	19,948	–

Issue of common stock on acquisition of Syngas	30,047,500	30,047	–	–	(30,047)	–

Issue of common stock for cash on exercise of stock options	260,000	260	77,740	–	–	78,000

Stock based compensation	–	–	339,762	–	–	339,762

Issue of common stock for consultation	1,025,000	1,025	608,975	–	–	610,000

Foreign currency translation adjustment	–	–	–	(1,019)	–	(1,019)

Net loss for the year	–	–	–	–	(1,095,384)	(1,095,384)

Balance – December 31, 2005	37,755,050	37,755	1,026,477	(1,019)	(1,182,337)	(119,124)

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

1.

Nature of Operations and Going Concern Considerations

On January 28, 2005, Syngas International Corp. (“Syngas International”), (formerly Fairchild International Corporation), entered into two Share Exchange Agreements to acquire all of the shares of Syngas Energy Corp. (“Syngas Energy”). Syngas Energy was incorporated in the Province of British Columbia, Canada, on December 14, 2004, and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Syngas International intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. Syngas Energy is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  Effective June 30, 2005, the acquisition of Syngas Energy by Syngas International was completed through the issuance of one share of Syngas International common stock for each share of Syngas Energy outstanding. Syngas International issued 30,047,500 shares of common stock to the shareholders of Syngas Energy, and as a result, the former Syngas Energy shareholders own approximately 82% of the outstanding common stock of Syngas International.

The acquisition of Syngas Energy by Syngas International is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Syngas Energy is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Syngas International. Assets acquired and liabilities assumed are reported at their historical amounts.

These consolidated financial statements include the accounts of Syngas International since the effective date of the reverse acquisition (June 30, 2005) and the historical accounts of its wholly-owned subsidiary, Syngas Energy, since inception (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated on consolidation.

As of December 31, 2005, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $1,182,337 since inception and has a working capital deficiency of $144,328 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

On December 29, 2005, the Company changed its name from Fairchild International Corporation to Syngas International Corp.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is December 31.

b)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

d)

Foreign Currency Transactions

The Company's functional currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of comprehensive income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

e)

Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

f)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

g)

Financial Instruments

The carrying value of cash and cash equivalents, prepaid expenses and deposits, accounts payable, accrued liabilities, loans payable and due to related parties approximate fair value due to the relatively short maturity of these instruments.

h)

Concentration of Risk

The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $2,810 on December 31, 2005. At December 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

i)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2005 (2004 – Nil), the Company only component of comprehensive loss was foreign currency translation adjustments.

j)

Intangible Asset

Intangible asset consist of an integrated gasification production system. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The technology will be amortized on a systematic basis upon commencement of revenue from the sale or license of the technology.

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

2.

Summary of Significant Accounting Policies (continued)

k)

Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company’s employee stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation for employees is recognized on the straight-line basis over the vesting period of the individual options. Stock options granted to non-employees are accounted for under Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based awards, and recognizes compensation expense based on the fair value of the stock award or fair value of the goods and services received, whichever is more reliably measurable. Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

l)

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

3.

Intangible Asset

On December 24, 2004, the Company purchased from the CEO of the Company an integrated gasification production system. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The Company purchased the asset by issuing 10,000,000 common shares of the Company and a $25,000 payment. If by January 2006 the Company has not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2006, of cancelling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.

4.

Related Party Transactions

As at December 31, 2005, $2,919 (2004 – $41), is owing to a director and officer of the Company, $9,438 (2004 – Nil), is owing to related Companies, and $17,818 (2004 - $10,015), is owing to a company with a common director. These amounts are unsecured, non-interest bearing and have no terms of repayment.

5.

Common Stock

a)

On November 9, 2005, the Company issued 1,000,000 shares of common stock to a consultant pursuant to a consulting agreement of November 7, 2005 for services rendered from October 1, 2005 to December 31, 2005.

b)

On October 12, 2005, the Company issued 25,000 shares of common stock to a company for consulting services.

c)

On July 20, 2005, the Company granted 500,000 stock options to a consultant to purchase 500,000 shares of common stock at $0.30 per share on or before July 19, 2010. On August 20 and September 15, 2005, 110,000 of these options were exercised for proceeds of $33,000.

d)

On July 1, 2005, the Company granted 500,000 stock options under the 2005 Stock Option Plan to a consultant to acquire up to 500,000 shares of common stock at $0.30 per share exercisable on or before July 1, 2010. On July 15 and September 15, 2005, 150,000 of these options were exercised for cash proceeds of $45,000.

e)

On April 8, 2005, the Company issued 30,000,000 shares of common stock and on June 15, 2005 issued 47,500 shares of common stock, pursuant to the Share Exchange Agreements. Refer to Note 7.

f)

On January 27, 2005, 10,000 units were issued for cash at a price of $0.41 (CDN$0.50) per unit for total proceeds of $4,071 (CDN$5,000). Each unit consists of one share and one warrant. The warrant allows the warrant holder to acquire one additional share at $0.62 (CDN$0.75) per share for a period of one year.

g)

On January 21, 2005, 37,500 units were issued for cash at a price of $0.41 (CDN$0.50) per unit for total proceeds of $15,266 (CDN$18,750). Each unit consists of one share and one warrant. The warrant allows the warrant holder to acquire one additional share at $0.62 (CDN$0.75) per share for a period of one year.

h)

On December 24, 2004, 10,000,000 shares of common stock were issued in exchange for an intangible asset that was valued at $204 (CDN$250).

i)

On December 14, 2004, 20,000,000 shares of common stock were issued for cash at a price of $0.00002 (CDN$0.000025) per share for total proceeds of $407 (CDN$500).

j)

The Company has 47,500 share purchase warrants outstanding entitling the holders to acquire 47,500 shares of common stock exercisable at $0.62 (CDN$0.75) per share up to January 26, 2006.

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

6.

Stock Options

On February 25, 2005, the Company adopted a Stock Option Plan (“the 2005 Stock Option Plan”) under which the Company is authorized to grant options to acquire up to a total of 4,000,000 common shares. The term of any stock options granted under the plan is limited to ten years.

On July 19, 2005, the Company adopted the 2005 Non-Qualified Stock Compensation Plan (the “2005 Non-Qualified Plan”) under which the Company is authorized to issue up to 1,000,000 shares of common stock. On September 26, 2005, these shares were registered on a Form S - 8 registration.

On September 16, 2005, the Company adopted the September 2005 Non-Qualified Stock Compensation Plan (the “September 2005 Non-Qualified Plan”) under which the Company is authorized to issue up to 2,000,000 shares of common stock. On September 26, 2005, these shares were registered on a Form S - 8 registration.

A summary of the Company’s stock option activity is as follows:

	December 31, 2005
	Number of shares	Weighted average exercise price $
Balance, beginning of year	–	–
Options outstanding at date of reverse acquisition	465,000	0.30
Options granted	1,000,000	0.30
Options exercised	(260,000)	0.30
Options expired	–	–
Options cancelled	–	–
Balance, end of year	1,205,000	0.30

The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions.

Expected dividend yield	0%
Risk-free interest rate	3.57%
Expected volatility	299%
Expected option life (in years)	5.00

During the fiscal period ended December 31, 2005, the Company recorded stock-based compensation of $339,762 which is included with consulting and management fees on the statement of operations. No stock options were granted to directors and employees in 2005.

7.

Acquisition of Syngas Energy Corp.

Pursuant to two Share Exchange Agreements dated January 28, 2005, which closed on June 30, 2005, the Company acquired all the issued and outstanding common stock of Syngas Energy Corp. (“Syngas Energy”) in exchange for the issuance of 30,047,500 common shares of the Company. Syngas Energy is a private company incorporated in the Province of British Columbia, Canada. Its primary business involves an integrated gasification production system technology that combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. As a result of the issuance of the shares, the former shareholders of Syngas Energy own approximately 82% of the outstanding common stock of the Company. Accordingly, this transaction was accounted for as a reverse acquisition using the purchase method of accounting. Under reverse acquisition accounting, Syngas Energy is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. The net liabilities assumed have been charged to accumulated deficit.

$
Cash	565
Working capital deficiency	(60,981)

Net liabilities assumed	(60,416)

SYNGAS INTERNATIONAL CORP.

(formerly Fairchild International Corporation)

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

8.

Commitments

a)

The Company entered into two consulting agreements dated January 1, 2005 where the consultants assisted in identifying potential business opportunities or potential business acquisitions in energy related fields, performed due diligence on potential acquisitions, and provided advice in negotiating terms and conditions. An acquisition was completed on June 30, 2005 with Syngas Energy and the two consultants received 4,000,000 shares of common stock with a fair value of $1,100,000 during the fiscal period ended December 31, 2005.

b)

The Company entered into two consulting agreements dated July 1 and July 20, 2005 where the consultants assisted in identifying potential business opportunities or potential business acquisitions in energy related fields, performed due diligence on potential acquisitions, and provided advice in negotiating terms and conditions. The two consultants received 1,000,000 shares of common stock with a fair value of $350,000 during the fiscal period ended December 31, 2005.

c)

On November 1, 2005, Syngas Energy Corp. (“Syngas Energy”), a wholly owned subsidiary, acquired rights, in consideration for an initial fee of $25,000, to a process and apparatus for low cost hydrogen generation through assignment of an agreement from 975110 Alberta Ltd. to Syngas Energy. 975110 Alberta Ltd. is owned and controlled by Wilf Ouellette, who is Chief Executive of Syngas Energy and a director of Syngas International Corporation.

d)

The Company entered into a consulting agreement dated November 7, 2005 with 0719746 BC Ltd., where the consultant agreed to assist in identifying potential business opportunities or potential business acquisitions in energy related fields, including intellectual properties, patents, technology or processes related to the processing or generation of energy or fuel, perform due diligence on potential acquisitions, and provide advice in negotiating terms and conditions. 0719746 BC Ltd. is owned by a relative of a controlling shareholder of the Company. The term of this agreement covers services rendered from October 1, 2005 to December 31, 2005. The consultant received 1,000,000 shares of common stock of the Company in consideration for the aforementioned consulting services. The Consultant provided advice to Syngas Energy in negotiating terms and conditions, and performed due diligence on the acquisition of the technology referred to in 8. c) above.

9.

Income Taxes

The Company has adopted the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $562,000 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2025. At December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets was $410,300 and $3,400 respectively.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	December 31, 2005 $	December 31, 2004 $
Net Operating Loss Carryforwards	1,172,000	10,000
Statutory Tax Rate	35%	34%
Effective Tax Rate	–	–
Deferred Tax Asset	410,300	3,400
Valuation Allowance	(410,300)	(3,400)
Net Deferred Tax Asset	–	–

10.

Subsequent events

On January 31, 2006, the Company issued 711,695 common shares as compensation for consulting services to various individuals pursuant to the 2005 Non-Qualified Stock Compensation Plan, and further issued 150,000 common shares at $0.40 per share to two individuals pursuant to a private placement for total proceeds of $60,000.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Robert Klein, upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

As at March 31, 2006 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Robert Klein	57	Director, President, Chief Executive Officer, Chief Financial Officer
Wilf Ouellette	62	Director
Margaret Hunt	58	Director, Secretary, Treasurer

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Robert Klein

Robert Klein has been our director and President, Chief Executive Officer and Chief Financial Officer since August 1, 2005.  Mr. Klein’s experience includes over 30 years in the securities industry handling a wide range of duties including management roles and institutional trading. For the past 15 years he has placed a major emphasis on packaging complex transactions on behalf of corporate clients resulting in the creation and sale of marketable securities. He has spent the past five years working on public company development, mainly in the energy and mining industries. He has served as a director for three brokerage firms, including Yorkton Securities. He currently holds directorships in two other public companies, Avalon Energy Corporation and Golden Spirit Gaming Ltd., and acts as President for both companies. Mr. Klein has a degree in Applied Mathematics from the University of Waterloo and an FCSI (Fellows of Canadian Securities Institute) designation.

Wilf Ouellette

Mr. Ouellette has been our director since July 1, 2005.  Mr. Ouellette has been a director and the Chief Executive Officer of Syngas Energy Corp., the Company’s wholly owned subsidiary, since February 2005.  Mr. Ouellette has over 25 years experience in process combustion.  From 2001 to the present he was worked as a consultant through his own company, Aclade Energy Corp., offering consulting services in the waste to energy industry, developing new projects in the energy sector and marketing the fluidized bed gasifier.

Mr. Ouellette has been principally active in the fields of heating, ventilating, air conditioning and process combustion systems since 1965. He also has extensive experience in the development and integration of alternate energy systems.  Mr. Ouellette’s technical experience encompasses the following areas:  instrumentation and control systems design and applications, heating and ventilation equipment systems applications, burner management and flame safe guard systems, combustion processes, burner design and applications, waste gasification processes and air pollution engineering. Previously Mr. Ouellette was a Fighter Control Operator and Pilot in the Royal Canadian Air Force.

Margaret Hunt

Margaret Hunt has been our director and Secretary and Treasurer since November 15, 2004.  Ms. Hunt has over 30 years experience in administration and accounting. From July 2001 to the present, she has worked at Coast West Manufacturing as a general accountant. From 2000 to 2001 she worked at S. Michals as its chief accountant. Ms. Hunt has worked for a defense contractor in the research and development of various technologies that required classified security clearance for the Department of National Defense. Her work as a defence contractor was done, in part, with Simon Fraser University. Margaret also has extensive management and administrative experience that includes 10 years in real estate management and 11 years in the industrial manufacturing sector.

Board of Directors and Its Committees

During our fiscal year ended December 31, 2005, our Board of Directors met in person or via telephone regularly.  Each member of the Board of Directors attended at least 75% of the meetings.  We currently do not have a policy with respect to Board members’ attendance at annual meetings.  The Board of Directors currently does not have a nominating committee or a compensation committee.

The functions of the Audit Committee are currently carried out by the Company’s Board of Directors.  The Company’s Board of Directors has determined that the Company does not have an audit committee financial expert on its Board of Directors carrying out the duties of the Audit Committee.  The Board of Directors has determined that the cost of hiring a financial expert to act as a director of the Company and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified the Board reviews the individual's experience and background, and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

The Board received no security holder recommendations for nomination to the Board of Directors in connection with the 2005 Annual Meeting, which took place in December 2005.

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

To the best of our knowledge, all executive officers, directors and greater than 10% shareholders filed the required reports, although some were filed late.

Item 10.

Executive Compensation.

Executive Compensation

The following table summarizes the compensation paid to all persons acting as President or Chief Executive Officer during the past fiscal year ended December 31, 2005. No other executive officers received annual compensation in excess of $100,000 during Fiscal 2005.

		Annual Compensation			Long Term Compensation (pre-consolidated)		Pay- outs
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Under Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Pay- outs
		($)	($)	($)	(#)	(#)	($)
Robert Klein, President, CEO, CFO (1)	2005	1,718	Nil	Nil	Nil	Nil	Nil
Anish Somani, President, CEO(2)	2004	Nil	Nil	Nil	Nil	Nil	Nil

(1)

Robert Klein was appointed President, Chief Executive Officer, Chief Financial Officer and a director on August 1, 2005.

(2)

Mr. Somani was appointed as President, Chief Executive Officer and Chief Financial Officer and a director on November 15, 2004 and resigned on August 1, 2005.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, or change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending Board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2004.

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

Employment/Consulting Agreements

On January 1, 2005 we entered into an agreement with Robert Jarva to assist our company in seeking out new investment opportunities. The agreement is for a six month term and we have agreed to compensate Mr. Jarva up to 2,000,000 (post-consolidated) shares to a maximum of 10% of the total amount of any shares issued by the Company after the acquisition has been consummated.

On January 1, 2005 we entered into an agreement with Aarif Jamani to assist our company in seeking out new investment opportunities. The agreement was for a six month term and we have agreed to compensate Mr. Jamani up to 2,000,000 (post-consolidated) shares to a maximum of 10% of the total amount of any shares issued by the Company after the acquisition has been consummated.

We entered into a consulting agreement dated November 7, 2005 with 0719746 BC Ltd., where the consultant agreed to assist in identifying potential business opportunities or potential business acquisitions in energy related fields, including intellectual properties, patents, technology or processes related to the processing or generation of energy or fuel, perform due diligence on potential acquisitions, and provide advice in negotiating terms and conditions. 0719746 BC Ltd. is owned by a relative of a controlling shareholder of the Company. The term of this agreement covers services rendered from October 1, 2005 to December 31, 2005. The consultant received 1,000,000 shares of our common stock in consideration for the consulting services.

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

Stock Options/SAR Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in Fiscal 2005.  As of December 31, 2006, none of executive officers or directors owned any of our derivative securities.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name, Position and Address of Beneficial Owner (1)	Number of Shares of Common Stock (2) (#)	Percent of Common Stock (3) (%)
Directors and Officers
Robert Klein, President, CEO and CFO 455 Granville Street, Suite 201 Vancouver, British Columbia Canada V6C 1T1	Nil	Nil
Wilf Ouellette, Director Suite 78 Belleville Avenue Spruce Grove, Alberta Canada T7A 1H8	10,000,000 (4)	25.85
Margaret Hunt, Director 18090 – 58A Avenue, Unit B Surrey, British Columbia Canada V3S 1N6	Nil	Nil
All Officers and Directors as a Group (4 persons)	10,000,000	25.85
5% Shareholders
Draycott Investments Ltd. (5) Loyalist Plaza Don Mackay Blvd Marsh Harbour, Abaco, Bahamas 20377	10,000,000	25.85
Nilufar Jamani 2982 Corona Drive Burnaby, British Columbia Canada V3J 1B8	10,000,000	25.85

1

Unless otherwise noted, the address for all persons shall be the principal executive office of the Company.

2

The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

3

Based on 38,685,531 issued and outstanding shares of common stock as of March 31, 2006.

4

10,000,000 shares are held by 975110 Alberta Ltd., a company of which Mr. Ouellette is a director and has voting power and investment control.

5

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

•

On December 24, 2004, as amended on July 4, 2005, our wholly owned subsidiary, Syngas Energy Corp. purchased from 975110 Alberta Ltd., a company controlled by Wilf Ouellette, a member of our board of directors, an integrated gasification production system. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. We purchased the asset by issuing 10,000,000 common shares of our stock to 975110 Alberta Ltd.

•

On January 28, 2005, we entered into an agreement to acquire all of the outstanding stock of Syngas Energy Corp. At the time the agreement was entered into, Anish Somani was our President and the President of Syngas Energy.  On June 30, 2005, we completed the acquisition of Syngas Energy by issuing 30,000,000 shares of our stock, which also included an issuance of 10,000,000 shares of our stock to 975110 Alberta Ltd., a company controlled by Wilf Ouellette, a director of Syngas.

•

On June 30, 2005, after we acquired 100% of the outstanding capital stock of Syngas Energy in exchange for the issuance of 30,047,500 shares of our stock issued to the five prior shareholders of Syngas Energy. We now own 100% of the issued and outstanding stock of Syngas Energy. The five prior shareholders of Syngas Energy held approximately 87% of the outstanding common stock of Syngas on completion of the transaction on June 30, 2005.  Wilf Ouellette, the Chief Executive Officer of Syngas Energy and our director, is a director and 50% owner of 975110 Alberta Ltd., which received 10,000,000 of our common shares pursuant to our acquisition of Syngas Energy. The 10,000,000 shares in Syngas Energy owned by 975110 Alberta Ltd. were exchanged for 10,000,000 shares in our common stock on June 30, 2005.  However, pursuant to the terms of the Agreement, all 10,000,000 of our common shares issued to 975110 Alberta Ltd. are to remain in escrow until we have raised a minimum of $1,000,000 by way of equity private placements. On July 4, 2005, all of the parties to the Agreement, namely 975110 Alberta Ltd., Draycott Investments Ltd., Nilufar Jamani and Syngas, signed an Addendum amending the Agreement to add a section stating that if, by January 1, 2006 we have not raised a minimum of $1,000,000 by way of equity private placements, we will have the option until June 30, 2006, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in the gasification technology.

•

On November 7, 2005 we entered into a consulting agreement with 0719746 BC Ltd., where the consultant agreed to assist in identifying potential business opportunities or potential business acquisitions in energy related fields, including intellectual properties, patents, technology or processes related to the processing or generation of energy or fuel, perform due diligence on potential acquisitions, and provide advice in negotiating terms and conditions. 0719746 BC Ltd. is owned by a relative of a controlling shareholder of the Company. The term of this agreement covers services rendered from October 1, 2005 to December 31, 2005. The consultant received 1,000,000 shares of our common stock in consideration for the consulting services.

•

On November 1, 2005, Syngas Energy, our wholly owned subsidiary, acquired rights, in consideration for an initial fee of $25,000, to a process and apparatus for low cost hydrogen generation through assignment of an agreement from 975110 Alberta Ltd. to Syngas Energy. 975110 Alberta Ltd. is owned and controlled by Wilf Ouellette, who is Chief Executive of Syngas Energy and a director of Syngas.

Item 13.

Exhibits

Exhibits

3.1

Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2

Certificate of Amendment  (incorporated by reference from our Report of Form 8-K filed on February 24, 2005)

10.1

Share exchange agreement 1 dated January 28, 2005  (incorporated by reference from our Report on Form 8-K filed on April 14, 2005).

10.2

Share exchange agreement 2 dated January 28, 2005 (incorporated by reference from our Report on Form 8-K filed on April 15, 2005)

10.3

Assignment and relinquishment of Oil and gas interests agreement dated January 28, 2005 (incorporated by reference from our Report on Form 10-KSB filed on April 15, 2005)

10.4

Assignment Agreement dated February 14, 2005 between R. Sadowski and 975110 Alberta Ltd. (incorporated by reference from our Report on Form 8-K filed on November 4, 2005)

10.5

Assignment Agreement dated November 1, 2005 between 975110 Alberta Ltd. and Syngas Energy (incorporated by reference from our Report on Form 8-K filed on November 4, 2005)

10.6

Consulting agreement dated November 7, 2005 with 0719746 BC Ltd. (incorporated by reference from our Report on Form 10-QSB filed on November 21, 2005)

31.1

Certification of Chief Executive Officer and Chief Financial Officer  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.

Principal Accountant Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2005 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2005	December 31, 2004
Audit Related Fees	23,675	5,900
Tax Fees	-	-
All Other Fees		1,150
Total	$23,675	$7,050

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNGAS INTERNATIONAL CORP.
a Nevada corporation

/s/ Robert Klein

______________________________
By: Robert Klein, President, CEO
and Director

Date: April 13, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Robert Klein

_____________________________________

Date: April 13, 2006

Robert Klein, President,
Chief Executive Officer, Chief Financial Officer and Director

/s/ Wilf Ouellette

____________________________________

Date: April 13, 2006

Wilf Ouellette, Director