Form 10QSB
period 2006-05-15
Syngas International Corp.
filed 2006-05-15
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-28305

SYNGAS INTERNATIONAL CORP.
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

[  ] Yes       [X] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

38,838,864 common shares, par value $0.001 as at May 5, 2006

Transitional Small Business Disclosure Format (Check one):    Yes []    No [X]

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Syngas International Corp.
(A Development Stage Company)
(unaudited)

March 31, 2006
Index

Consolidated Balance Sheet	F-1

Consolidated Statement of Operations	F-2

Consolidated Statement of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-5

SYNGAS INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(unaudited)

	March 31, 2006 $	December 31, 2005 $
Assets

Current Assets

Cash and cash equivalents	11,423	2,810
Prepaid expenses and deposits	8,654	8,654

Total Current Assets	20,077	11,464

Intangible Asset (Note 5)	25,204	25,204

Total Assets	45,281	36,668

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	31,730	45,645
Accounts payable - related parties (Note 6)	30,137	30,175
Loans payable	84,295	79,972

Total Liabilities	146,162	155,792

Stockholders' Deficit

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–

Common Stock (Note 7)
Authorized: 100,000,000 shares, with a $0.001 par value; Issued: 38,718,031 shares (2005 – 37,755,050)	38,718	37,755

Additional Paid-in Capital	1,410,548	1,026,477

Common Stock Subscribed	6,250	–

Accumulated Other Comprehensive Loss	(1,000)	(1,019)

Deficit accumulated During the Development Stage	(1,555,397)	(1182,337)

Total Stockholders’ Deficit	(100,881)	(119,124)

Total Liabilities and Stockholders’ Deficit	45,281	36,668

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(unaudited)

	Accumulated from December 14, 2004 (Date of Inception) to March 31, 2006 $	For the Three Month Period Ended March 31, 2006 $	For the Three Month Period Ended March 31, 2005 $

Revenue	–	–	–

Expenses

Consulting and management fees	1,380,201	353,337	22,452
General and administrative	29,405	7,432	6,225
Professional fees	68,853	12,291	4,082

	1,478,459	373,060	32,759

Net Loss	(1,478,459)	(373,060)	(32,759)

Other comprehensive loss
Foreign currency translation adjustment	(1,000)	19	–

Total Comprehensive Loss	(1,479,459)	(373,041)	(32,759)

Net Loss Per Share – Basic and Diluted		(0.01)	–

Weighted Average Shares Outstanding		38,349,000	30,036,000

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(unaudited)

	Accumulated from December 14, 2004 (date of Inception) to March 31, 2006 $	For the Three Month Period Ended March 31, 2006 $	For the Three Month Period Ended March 31, 2005 $

Cash Flows Used In Operating Activities
Net loss	(1,478,459)	(373,060)	(32,759)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	339,762	–	–
Shares issued for expenses	976,284	366,284	–

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	9,619	(13,915)	7,097
Increase in loans payable	39,647	4,323	(4,932)
Increase (decrease) in accounts payable - related parties	27,261	(38)	11,071

Net Cash Used in Operating Activities	(85,886)	(16,406)	(19,523)

Investing Activities
Net cash acquired on business acquisition	565	–	–
Purchase of intangible asset	(25,000)	–	–

Net Cash Used In Investing Activities	(24,435)	–	–

Financing Activities
Proceeds from issuance of common stock	116,494	18,750	19,337
Common stock subscribed	6,250	6,250	–

Net Cash Provided By Financing Activities	122,744	25,000	19,337

Effect of Exchange Rate Changes on Cash	(1,000)	19	(33)

Increase in Cash and Cash Equivalents	11,423	8,613	(219)

Cash and Cash Equivalents, beginning of period	–	2,810	448

Cash and Cash Equivalents, end of period	11,423	11,423	229

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities
Stock issued for intangible asset	204	–	–

The accompanying notes are an integral part of these consolidated financial statements.

1.

Nature of Operations and Going Concern Considerations

On January 28, 2005, Syngas International Corp. (“Syngas International”) entered into two Share Exchange Agreements to acquire all of the shares of Syngas Energy Corp. (“Syngas Energy”). Syngas Energy was incorporated in the Province of British Columbia, Canada, on December 14, 2004, and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Syngas International intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. Syngas Energy is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.”  Effective June 30, 2005, the acquisition of Syngas Energy by Syngas International was completed through the issuance of one share of Syngas International common stock for each share of Syngas Energy outstanding. Syngas International issued 30,047,500 shares of common stock to the shareholders of Syngas Energy, and as a result, the former Syngas Energy shareholders own approximately 82% of the outstanding common stock of Syngas International.

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

As of March 31, 2006, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $1,555,397 since inception and has a working capital deficiency of $126,085 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2005, except as described in Note 3.

3.

Adoption of New Accounting Policy

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 8), whereby stock options are granted in accordance with the policies of regulatory authorities.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the period ended March 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all outstanding and vested awards in the prior period.

Three Months Ended March 31, 2005 $

Net loss, as reported	(32,759)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	

Pro forma net loss	(32,759)

Loss per share:

Basic and Diluted - as reported	
Basic and Diluted - pro forma	

4.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

5.

Intangible Asset

On December 24, 2004, the Company purchased from the CEO of the Company an integrated gasification production system. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The Company purchased the asset by issuing 10,000,000 common shares of the Company and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2006, of cancelling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.

6.

Related Party Transactions

As at March 31, 2006, $2,919 (December 31, 2005 – $2,919), is owing to a director and officer of the Company, $9,425 (December 31, 2005 – $9,438), is owing to related companies, and $17,793 (December 31, 2005 - $17,818), is owing to a company with a common director. These amounts are unsecured, non-interest bearing and have no terms of repayment.

7.

Common Stock

a)

On March 9, 2006, the Company issued 62,500 shares of common stock upon the exercise of 62,500 stock options at $0.30 per share for cash proceeds of $18,750. The Company received a further $6,250 towards the exercise of an additional 20,833 stock options at $0.30 per share.

b)

On February 27, 2006, the Company issued 15,000 shares of common stock with a fair value of $9,000 for legal services provided

c)

On February 21, 2006, the Company issued 23,786 shares of common stock with a fair value of $12,607 for consulting services provided.

d)

On January 31, 2006, the Company issued 836,695 shares of common stock with a fair value of $334,678 for consulting services provided.

e)

On January 31, 2006, the Company issued 25,000 shares of common stock with a fair value of $10,000 for legal services provided.

f)

On January 27, 2005, 10,000 units were issued for cash at a price of $0.41 (CDN$0.50) per unit for total proceeds of $4,071 (CDN$5,000). Each unit consists of one share and one warrant. The warrant allows the warrant holder to acquire one additional share at $0.62 (CDN$0.75) per share for a period of one year.

g)

On January 21, 2005, 37,500 units were issued for cash at a price of $0.41 (CDN$0.50) per unit for total proceeds of $15,266 (CDN$18,750). Each unit consists of one share and one warrant. The warrant allows the warrant holder to acquire one additional share at $0.62 (CDN$0.75) per share for a period of one year

8.

Stock Options

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

A summary of the Company’s stock option activity is as follows:

	Three months ended March 31, 2006
	Number of Options	Weighted Average Exercise Price

Balance, beginning of period	1,205,000	$ 0.30

Granted		

Cancelled / Forfeited		

Exercised	(62,500)	0.30

Balance, end of period	1,142,500	$ 0.30

9.

Subsequent events

On April 18, 2006, the Company issued 100,000 shares of common stock upon the exercise of stock options at $0.30 per share for cash proceeds of $30,000.

Item 2.  Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report, the terms "we", "us", "our", and "Syngas" and the “Company” mean Syngas International Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

General

On January 28, 2005 we entered into two share exchange agreements to acquire all of the issued stock in Syngas Energy Corp. ("Syngas Energy"). Syngas Energy was incorporated on December 14, 2004 and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity.  On June 30, 2005, we completed the acquisition of Syngas Energy by issuing one common share to each share of Syngas Energy outstanding.  We issued 30,047,500 shares of our common stock to the shareholders of Syngas Energy and as a result the former Syngas Energy shareholders became owners of approximately 82% of our outstanding common stock.  On December 29, 2005 we changed our name from Fairchild International Corporation to Syngas International Corp.

Our acquisition of Syngas Energy was considered a reverse acquisition and Syngas Energy was considered the acquirer for accounting and financial reporting purposes. Accordingly our consolidated financial statements include our accounts since the effective date of the reverse acquisition (June 30, 2005), and the historical accounts of Syngas Energy since its inception December 14, 2004.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate revenues or raise equity capital or borrowings sufficient to meet current and future obligations. Our management plan to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We incurred losses from operations of $1,555,397 since inception and we have a working capital deficiency of $126,085 and these conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2006, Three Months Ended March 31, 2005 and Period from Inception (December 14, 2004) to March 31, 2006

We incurred a net loss of $373,060 for the quarter ended March 31, 2006 compared to a net loss of $32,759 during the quarter ended March 31, 2005.  The increase in the loss was due primarily to a significant increase in consulting and management fees, and professional fees. We have generated a total comprehensive loss since inception of $1,478,459.  Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Lack of Revenues

We have not yet generated any revenues.  At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2005 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Total expenses for the quarterly period ended March 31, 2006 were $373,060 compared to total expenses of $32,759 for the quarterly period ended March 31, 2005.  Our total expenses  from December 14, 2004 (date of inception) to March 31, 2006 were $1,478,459. The expenses for the quarterly period ended March 31, 2006 included $353,337 in consulting and management fees, an increase of $330,885 from the year three months ended March 31, 2005. These consulting fees related mainly to the development of our marketing strategies, and fees related to assisting us in locating and acquiring new technologies. During the three months ended March 31, 2006 we incurred general and administrative expenses of $7,432 and professional fees of $12,291.

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

Gasification Technology

In Fiscal 2005 we acquired Syngas Energy along with all rights and title to its advanced gasification process.  Subsequently, we completed a prototype of the gasification technology.  During the next 12 months we plan to commercialize our advanced gasification unit.  We plan to joint venture with clients seeking co-generation power sources, or with those that have low value feed stocks to convert to energy and take a percentage of the proceeds from energy sales.

PyStR Process – Hydrogen Production

In 2005, through our wholly owned subsidiary Syngas Energy, we acquired world wide exclusive licenses to develop, produce and market PyStR, a low cost proprietary hydrogen production technology.  We plan to complete a prototype and commercialize the PyStR hydrogen production process during 2006.

We have agreed to begin construction on a demonstration sized installation of the PyStR technology no later than February 14, 2008. Also, we are obligated to sell at least one commercial installation using the PyStR technology by the end of 2008. If we fail to carry out either of these obligations, all rights and interests in the hydrogen technology will revert back to the creator of the technology at the end of 2008.

Our plan of operation for the next 12 month period is to continue implementing our business strategy, including the continued improvements of our hydrogen gas generator and the commercializing of recently acquired PyStR low cost hydrogen process.

We also intend to expand our technology base by seeking complementary technologies to our PyStR and other hydrogen gas generating processes through purchasing or licensing arrangements. We intend to maintain our current model of commercializing its proprietary process to produce energy using environmentally friendly methods. We also intend to expand our product offerings in terms of the type of energy produced and the methodologies used to produce these energies.

Beiseker Medical Waste Facility

In 2005 we commenced negotiations to enter into a formal agreement with the Beiseker Medical Waste Facility. If we are successful in reaching an agreement, this facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to the grid.  Negotiations are ongoing.  In January, 2006, we entered into a non-binding letter of intent with Beiseker Envirotech, owned by Globetech Environmental Inc. to enter into a joint venture.  Medical waste products, if misused, mis-handled or not disposed of properly, could cause significant harm.  Gasification not only ensures that expired medical was and used equipment will not cause harm, but can do it in a way that produces energy, cuts costs and saves the environment from needless land filling. We hope to enter into a joint venture with Beiseker Envirotech to use our technologies to covert medical waste to energy.

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

As of March 31, 2006, our total current assets were $20,077 which was comprised of $11,423 in cash and $8,654 in prepaid expenses.  At that time, our total liabilities were $146,162 for a total working capital deficit of $126,155. We expect to incur substantial losses over the next two years.

As of March 31, 2006, we had $11,423 in cash, and we believe that we need approximately an additional $1,000,000 to meet our capital requirements over the next 12 months for the following estimated expenses:

$112,000

marketing of our gasification technology

$600,000

development of our PyStR technology

$155,000

payment of accounts payable and accrued liabilities

$145,000

general administrative expenses

We anticipate that we will generate revenues within the next eighteen months from sales of our proprietary technologies. If we are successful in generating such revenues, we plan to apply them towards our general and administrative expenses. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next 12 months unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Marketing

We plan on market our gasification unit by hiring consultants to contact companies with waste facilities, such as lumber waste and municipal waste.  We believe that our PyStR technology is suitable for companies in the oil and gas business and in the shipping business.  We plan on targeting such companies through sales consultants that we will hire.  Our marketing plan includes attending several oil and gas trade shows during the next year. We are currently negotiating with several consultants to act as sales persons for our technologies. We have recently entered into a representative agreement with Ecogestion Ltda. in Santiago, Chile to act as our exclusive distributor of our technologies in Chile.

We are planning to hold a demonstration in Edmonton, Alberta in June 2006 which will feature our technologies and where we will show potential clients a demonstration of our gasification process and explain our PyStR technology and how it applies to energy production.

Employees

Over the next twelve months, we anticipate an increase in the number of employees we retain only if we complete our prototype gasification unit and begin the sales cycle. On May 5, 2006, Robert Klein resigned as President, Chief Executive Officer and Chief Financial Officer of Syngas.  The resignation was not motivated by a disagreement with Syngas on any matter relating to our operations, policies or practices.

On May 5, 2006, the Company’s board of directors appointed Wilf Ouellette as President, Chief Executive Officer and Chief Financial Officer of Syngas. Mr. Ouellette has been a director of Syngas since July 1, 2005.  Mr. Ouellette has been a director and the Chief Executive Officer of Syngas Energy, the Company’s wholly owned subsidiary, since February 2005.

Currently we have two employees, Wilf Ouellette, our President and Chief Executive Officer, and Gloria Porter, who works in technology development for Syngas Energy. Such an increase on the number of employees may significantly increase our monthly expenses and such increase in our monthly expenses depends on the number of employees we ultimately retain, if any. To facilitate our growth we anticipate hiring independent sales and marketing consultants.  We currently engage people as outside contractors and consultants for bookkeeping, legal, accounting, website development and audit functions.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number and Description

10.1	Assignment Agreement dated February 14, 2005 between R. Sadowski and 975110 Alberta Ltd. (incorporated by reference from our Report on Form 8-K filed on November 4, 2005)

10.2	Assignment Agreement dated November 1, 2005 between 975110 Alberta Ltd. and Syngas Energy (incorporated by reference from our Report on Form 8-K filed on November 4, 2005)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYNGAS INTERNATIONAL CORP.

Dated: May 15, 2006	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer,
Chief Financial Officer

Dated: May 15, 2006	/s/ Robert Klein
Robert Klein, Director

Exhibit 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilf Ouellette, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Syngas International Corp.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the Registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the period covered by the quarterly report that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date:

May 15, 2006

/s/ Wilf Ouellette

Wilf Ouellette,

Director, President, Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Syngas International Corp. (the “Company”) on Form 10-QSB for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wilf Ouellette, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 that:

1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and

2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/  Wilf Ouellette

Wilf Ouellette,

Chief Executive Officer and

Chief Financial Officer

May 15, 2006