Form 10QSB
period 2006-08-18
Syngas International Corp.
filed 2006-08-21
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

39,136,364 common shares, par value $0.001 as at August 14, 2006

Transitional Small Business Disclosure Format (Check one):    Yes ¨    No [X]

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Syngas International Corp.
(A Development Stage Company)
(Unaudited)

June 30, 2006

Index

Consolidated Balance Sheets	F-1

Consolidated Statements of Operations	F-2

Consolidated Statements of Cash Flows	F-3

Notes to the Consolidated Financial Statements	F-4

SYNGAS INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

	June 30, 2006 $	December 31, 2005 $
Assets

Current Assets

Cash and cash equivalents	46,138	2,810
Prepaid expenses and deposits	8,654	8,654

Total Current Assets	54,792	11,464

Intangible Asset (Note 5)	25,204	25,204

Total Assets	79,996	36,668

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	34,731	45,645
Accounts payable - related parties (Note 6)	31,292	30,175
Loans payable	111,416	79,972

Total Liabilities	177,439	155,792

Stockholders' Deficit

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–

Common Stock (Note 7)
Authorized: 100,000,000 shares, with a $0.001 par value; Issued: 39,136,364 shares (2005 – 37,755,050 shares)	39,136	37,755

Additional Paid-in Capital	2,249,181	1,026,477

Accumulated Other Comprehensive Loss	(2,213)	(1,019)

Deficit Accumulated During the Development Stage	(2,383,547)	(1,182,337)

Total Stockholders’ Deficit	(97,443)	(119,124)

Total Liabilities and Stockholders’ Deficit	79,996	36,668

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated from December 14, 2004 (Date of Inception) to June 30, 2006 $	For the Three Month Period Ended June 30, 2006 $	For the Three Month Period Ended June 30, 2005 $	For the Six Month Period Ended June 30, 2006 $	For the Six Month Period Ended June 30, 2005 $

Revenue	–	–	–	–	–

Expenses

Consulting and management fees	2,183,515	803,314	8,103	1,156,651	30,387
General and administrative	34,093	4,688	516	12,120	6,694
Professional fees	89,001	20,148	1,493	32,439	5,545

	2,306,609	828,150	10,112	1,201,210	42,626

Net Loss	(2,306,609)	(828,150)	(10,112)	(1,201,210)	(42,626)

Other comprehensive loss
Foreign currency translation adjustment	(2,213)	(1,213)	(81)	(1,194)	(81)

Total Comprehensive Loss	(2,308,822)	(829,363)	(10,193)	(1202,404)	(42,707)

Net Loss Per Share – Basic and Diluted		(0.02)	–	(0.03)	–

Weighted Average Shares Outstanding		38,856,000	27,949,000	38,604,000	17,506,000

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated from December 14, 2004 (date of Inception) to June 30, 2006 $	For the Six Month Period Ended June 30, 2006 $	For the Six Month Period Ended June 30, 2005 $

Cash Flows Used In Operating Activities
Net loss	(2,306,609)	(1,201,210)	(42,626)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	994,563	654,801	–
Shares issued for expenses	1,109,284	499,284	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,620	(10,914)	12,116
Accounts payable - related parties	28,416	1,117	10,913

Net Cash Used in Operating Activities	(161,726)	(56,922)	(19,597)

Investing Activities
Net cash acquired on business acquisition	565	–	565
Purchase of intangible asset	(25,000)	–	–

Net Cash Used In Investing Activities	(24,435)	–	565

Financing Activities
Advances from related parties	66,768	31,444	–
Proceeds from issuance of common stock	167,744	70,000	19,337

Net Cash Provided By Financing Activities	234,512	101,444	19,337

Effect of Exchange Rate Changes on Cash	(2,213)	(1,194)	71

Increase in Cash and Cash Equivalents	46,138	43,328	376

Cash and Cash Equivalents, beginning of period	–	2,810	384

Cash and Cash Equivalents, end of period	46,138	46,138	760

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities

Common stock issued for intangible asset	204	–	–

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

As of June 30, 2006, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $2,383,547 since inception and has a working capital deficiency of $122,647 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.

Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2005, except as described in Note 3.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the period ended June 30, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

Six Months Ended June 30, 2005 $

Net loss, as reported	(42,626)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	

Pro forma net loss	(42,626)

Loss per share:

Basic and Diluted - as reported	
Basic and Diluted - pro forma	

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

SYNGAS INTERNATIONAL CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

(Expressed in US dollars)

(Unaudited)

5.

Intangible Asset

On December 24, 2004, the Company purchased from the CEO of the Company an integrated gasification production system. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The Company purchased the asset by issuing 10,000,000 common shares of the Company and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2007, of cancelling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.

6.

Related Party Transactions

As at June 30, 2006, $2,919 (December 31, 2005 – $2,919), is owing to a director and officer of the Company, $9,824 (December 31, 2005 – $9,438), is owing to related companies, and $18,549 (December 31, 2005 - $17,818), is owing to a company with a common director. These amounts are unsecured, non-interest bearing and have no terms of repayment.

7.

Common Stock

a)

On June 28, 2006, the Company issued 150,000 shares of common stock upon the exercise of 150,000 stock options at $0.30 per share for cash proceeds of $45,000.

b)

On June 6, 2006, the Company issued 10,000 shares of common stock with a fair value of $5,500 for management services provided.

c)

On May 30, 2006, the Company issued 120,000 shares of common stock with a fair value of $72,000 for consulting services provided.

d)

On May 25, 2006, the Company issued 17,500 shares of common stock with a fair value of $10,500 for legal services provided.

e)

On May 9, 2006, the Company issued 20,833 shares of common stock upon the exercise of 20,833 stock options at $0.30 per share for cash proceeds of $6,250.

f)

On April 25, 2006, the Company issued 100,000 shares of common stock with a fair value of $45,000 for consulting services provided.

g)

On March 9, 2006, the Company issued 62,500 shares of common stock upon the exercise of 62,500 stock options at $0.30 per share for cash proceeds of $18,750.

h)

On February 27, 2006, the Company issued 15,000 shares of common stock with a fair value of $9,000 for legal services provided.

i)

On February 21, 2006, the Company issued 23,786 shares of common stock with a fair value of $12,607 for consulting services provided.

j)

On January 31, 2006, the Company issued 836,695 shares of common stock with a fair value of $334,678 for consulting services provided.

k)

On January 31, 2006, the Company issued 25,000 shares of common stock with a fair value of $10,000 for legal services provided.

l)

On January 27, 2005, 10,000 units were issued for cash at a price of $0.41 (CDN$0.50) per unit for total proceeds of $4,071 (CDN$5,000). Each unit consists of one share and one warrant. The warrant allows the warrant holder to acquire one additional share at $0.62 (CDN$0.75) per share for a period of one year.

m)

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

A summary of the Company’s stock option activity is as follows:

	Six months ended June 30, 2006
	Number of Options	Weighted Average Exercise Price

Balance – January 1, 2006	1,205,000	$ 0.30

Granted	1,450,000	0.48

Cancelled / Forfeited		

Exercised	(233,333)	0.30

Balance – June 30, 2006	2,421,667	$ 0.40

9.

Subsequent Events

a)

On July 19, 2006, the Company issued 150,000 shares of common stock upon the exercise of stock options at $0.30 per share for cash proceeds of $45,000.

b)

On July 14, 2006, the Company entered into a Letter of Intent to purchase 100% of the shares of Salmon Arm Plastics Ltd. (“SAPL”) by the issue of an aggregate of 2,120,000 common shares of the Company and the issue of an 8% convertible debenture for certain balances due to shareholders of SAPL. The convertible debenture will carry a term of two years and may be converted at the option of the holders into common shares of the Company at a price of the equivalent to 90% of market value of the Company’s common stock. SAPL manufactures thin roll clear plastic sheets from recycled pop and water bottles.

c)

On July 31, 2006, the Company loaned SAPL $44,655 to be paid back 90 days following the date of closing of the acquisition of SAPL by the Company pursuant to the Letter of Intent dated July 14, 2006.

d)

On August 7, 2006, the Company issued 40,000 shares of common stock upon the exercise of stock options at $0.45 per share for cash proceeds of $18,000.

The accompanying notes are an integral part of these consolidated financial statements.

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

Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate revenues or raise equity capital or borrowings sufficient to meet current and future obligations. Our management plan to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We incurred a net loss of $(1,975,034) since our inception on December 14, 2004 to June 30, 2006.  As of June 30, 2006 we had a working capital deficiency of $122,647 and these conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2006, Three Months Ended June 30, 2005 and Six Period from Inception (December 14, 2004) to June 30, 2006, Six Months Ended June 30, 2006, Six Months Ended June 30, 2005

We incurred a net loss of $(496,575) for the three months ended June 30, 2006 compared to a net loss of $(10,112) during the quarter ended June 30, 2005.  The increase in the loss was due primarily to a significant increase in consulting and management fees and professional fees. For the six months ended June 30, 2006, we incurred a net loss of $(869,635) compared to a net loss of $(42,626) during the six months ended June 30, 2005.  The increase in the loss was due primarily to a significant increase in consulting and management fees and professional fees. We have generated a total comprehensive loss since inception to June 30, 2006 of $(1,977,247).  Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

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

Expenses

Total expenses for the quarterly period ended June 30, 2006 were $469,575 compared to total expenses of $10,112 for the quarterly period ended June 30, 2005.  Our total expenses from December 14, 2004 (date of inception) to June 30, 2006 were $1,975,034 and consisted of $1,851,940 in consulting and management fees, $34,093 in general and administrative fees, which include office, telephone, office supplies and travel expense, and $89,001 in professional fees. The expenses for the quarterly period ended June 30, 2006 included $471,739 in consulting and management fees, an increase of $463,636 from the three months ended June 30, 2005. These consulting fees related mainly to the development of our marketing strategies, and fees related to assisting us in locating and acquiring new technologies. During the three months ended June 30, 2006 we incurred general and administrative expenses of $4,688 and professional fees of $20,148.

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

Beiseker Medical Waste Facility

In 2005 we commenced negotiations to enter into a formal agreement with the Beiseker Medical Waste Facility. If we are successful in reaching an agreement, this facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to the grid.  Negotiations are ongoing.  In January, 2006, we entered into a non-binding letter of intent with Beiseker Envirotech, owned by Globetech Environmental Inc. to enter into a joint venture.  Medical waste products, if misused, mis-handled or not disposed of properly, could cause significant harm.  Gasification not only ensures that expired medical waste and used equipment will not cause harm, but can do it in a way that produces energy, cuts costs and saves the environment from needless land filling. We hope to enter into a joint venture with Beiseker Envirotech to use our technologies to covert medical waste to energy.  The Agreement with Globetech Environmental Inc. was subsequently frustrated due to the previous owner, Cristallo Holdings Inc., taking over the facility.  Negotiations are now ongoing with Cristallo Holdings Inc.

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

Salmon Arm Plastics Limited.

In June of 2006, we commenced negotiations to enter into a formal agreement with the Salmon Arm Plastics Ltd. (“SAPL”). We have entered into a non binding letter of intent.  If we are successful in reaching an agreement, this facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to electricity suppliers.  Negotiations are ongoing.  The agreement as contemplated would have SAPL become a wholly owned subsidiary of Syngas International Corp.  SAPL currently takes “flake” made from used pop, water and liquor bottles, and produces plastic sheeting which is then turned into “clam shells” used in most popular grocery stores.  As of August 15, 2006, Syngas International Corp. had advanced, as a loan, approximately $45,000 towards the purchase of SAPL.  SAPL has thirteen employees, nine of whom are in production.  More information on the non binding letter of intent is included below under Item 5.

SAPL is located in Salmon Arm, British Columbia, Canada, where there is active forestry industry.  Management is hoping to use the wood waste generated by the industry in conjunction with our technologies to produce energy for SAPL and for sale to electricity suppliers.

If we are successful in our purchase, we anticipate revenues on day one of completion of the purchase, and those revenues will go towards operating and expanding the plastics subsidiary. There are no assurances that our revenues will be sufficient to cover our expenses.

Management also anticipates searching out and securing other uses for PyStR and the advanced gasification offerings across the forestry industry once we are able to showcase our technologies at the SAPL plant.

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

As of June 30, 2006, our total current assets were $54,792 which was comprised of $46,138 in cash or cash equivalents and $8,654 in prepaid expenses.  At that time, our total liabilities were $177,439 for a total working capital deficit of $122,647. We expect to incur substantial losses over the next two years.

As of June 30, 2006, we had $46,138 in cash or cash equivalents, and we believe that we need approximately an additional $1,000,000 to meet our capital requirements over the next 12 months for the following estimated expenses:

$112,000

marketing of our gasification technology

$600,000

development of our PyStR technology

$155,000

payment of accounts payable and accrued liabilities

$145,000

general administrative expenses

We anticipate that we will generate revenues within the next eighteen months from sales of our proprietary technologies. If we are successful in generating such revenues, we plan to apply them towards our general and administrative expenses. If we are successful in acquiring SAPL we expect to begin generating revenues on completion of the acquisition.  Our general and administrative expenses are anticipated to include telephone and office expense, travel and office supplies.  There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses.

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

Our M2 gasification technology was shown and PyStR process explains to several potential clients during the months of May and June 2006.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

On July 17, 2006 we entered into a non binding letter of intent with all of the shareholders of Salmon Arm Plastics Ltd. ("SAPL") whereby it is contemplated, that subject to a formal agreement being completed, we will issue 1,000,000 common shares to the existing shareholders of SAPL to purchase 100% of the issued and outstanding stock of SAPL. Further, the letter of intent contemplates that we will issue a further 1,200,000 common shares as repayment of some outstanding shareholder loans owed by SAPL, and issue a convertible debenture for the balance of SAPL's shareholder loans with an 8% annual conversion price and a conversion price to our common stock at a 10% discount to market price.  We are currently in negotiations to finalize this agreement.  As of August 15, 2006, Syngas International Corp. had advanced, as a loan, approximately $45,000 towards the purchase of SAPL.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit Number and Description

10.1	Assignment Agreement dated February 14, 2005 between R. Sadowski and 975110 Alberta Ltd. (incorporated by reference from our Report on Form 8-K filed on November 4, 2005)

10.2	Assignment Agreement dated November 1, 2005 between 975110 Alberta Ltd. and Syngas Energy (incorporated by reference from our Report on Form 8-K filed on November 4, 2005)

10.3	Non Binding Letter of Intent to purchase Salmon Arm Plastics Ltd.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYNGAS INTERNATIONAL CORP.

Dated: August 18, 2006	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer,
Chief Financial Officer
Principal Accounting Officer