Form 10QSB
period 2006-09-30
Syngas International Corp.
filed 2006-11-20
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______________ to _______________

Commission file number 000-28305

SYNGAS INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1880015
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 600, 595 Hornby Street
Vancouver, British Columbia, Canada	V6C 1A4
(Address of principal executive offices)	(Zip Code)

604.646.5611
(Issuer's telephone number)

______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [X]  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [   ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 13, 2006, the registrant’s outstanding common stock consisted of 39,850,364 shares.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All dollar amounts in this report refer to US dollars unless otherwise indicated.

As used in this report, the terms "we", "us", "our", and "Syngas" and the “Company” mean Syngas International Corp., unless otherwise indicated.

Syngas International Corp.
(A Development Stage Company)
(Unaudited)

September 30, 2006

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	September 30,	December 31,
	2006	2005
	$	$
Assets
Current Assets
Cash and cash equivalents	13,720	2,810
Prepaid expenses and deposits	8,654	8,654
Total Current Assets	22,374	11,464
Advances receivable (Note 10 (b))	182,388	–
Intangible Asset (Note 5)	25,204	25,204
Total Assets	229,966	36,668

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	28,859	45,645
Accounts payable - related parties (Note 6)	31,444	30,175
Loans payable (Note 7)	238,644	79,972
Total Liabilities	298,947	155,792
Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock (Note 8)
Authorized: 100,000,000 shares, with a $0.001 par value;
Issued: 39,478,364 shares (2005 – 37,755,050 shares)	39,478	37,755
Additional Paid-in Capital	2,380,239	1,026,477
Accumulated Other Comprehensive Loss	(2,369)	(1,019)
Deficit Accumulated During the Development Stage	(2,486,329)	(1,182,337)
Total Stockholders’ Deficit	(68,981)	(119,124)
Total Liabilities and Stockholders’ Deficit	229,966	36,668

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	December 14, 2004	For the Three	For the Three	For the Nine	For the Nine
	(Date of Inception) to	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses
Consulting and management fees	2,207,600	24,085	349,730	1,180,736	380,117
General and administrative	104,304	70,211	4,165	82,331	10,859
Professional fees	103,314	14,313	29,509	46,752	35,054
	2,415,218	108,609	383,404	1,309,819	426,030
Loss before the following:	(2,415,218)	(108,609)	(383,404)	(1,309,819)	(426,030)
Gain on write-off of debt	5,827	5,827	–	5,827	–
Net loss	(2,409,391)	(102,782)	(383,404)	(1,303,992)	(426,030)
Other comprehensive loss
Foreign currency translation adjustment	(2,369)	(156)	(1,002)	(1,350)	(1,083)
Total Comprehensive Loss	(2,411,760)	(102,938)	(384,406)	(1,305,342)	(427,113)
Net Loss Per Share – Basic and Diluted		(0.00)	(0.01)	(0.03)	(0.01)
Weighted Average Shares Outstanding		39,301,000	36,590,000	38,839,000	32,248,000

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from	For the Nine	For the Nine
	December 14, 2004	Months Ended	Months Ended
	(date of Inception) to	September 30,	September 30,
	September 30, 2006	2006	2005
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(2,409,391)	(1,303,992)	(426,030)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock based compensation	994,563	654,801	339,762
Shares issued for expenses	1,109,284	499,284	–
Gain on write-off of debt	(5,827)	(5,827)	–

Changes in operating assets and liabilities:
Deposits	–	–	(25,000)
Accounts payable and accrued liabilities	12,575	(10,959)	26,858
Loans payable	–	–	5,204
Accounts payable - related parties	28,568	1,269	11,009

Net Cash Used in Operating Activities	(270,228)	(165,424)	(68,197)

Investing Activities
Net cash acquired on business acquisition	565	–	565
Purchase of intangible asset	(25,000)	–	–
Advances receivable	(182,388)	(182,388)	–

Net Cash Used In Investing Activities	(206,823)	(182,388)	565

Financing Activities
Advances from related parties	193,996	158,672	–
Proceeds from issuance of common stock	299,144	201,400	98,287

Net Cash Provided By Financing Activities	493,140	360,072	98,287

Effect of Exchange Rate Changes on Cash	(2,369)	(1,350)	(703)

Increase in Cash and Cash Equivalents	13,720	10,910	29,952

Cash and Cash Equivalents, beginning of period	–	2,810	384

Cash and Cash Equivalents, end of period	13,720	13,720	30,336

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities

Common stock issued for intangible asset	204	–	204

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

As of September 30, 2006, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $2,486,329 since inception and has a working capital deficiency of $276,573 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2005, except as described in Note 3.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

3.	Adoption of New Accounting Policy

Stock – Based Compensation

The Company has a stock-based compensation plan (Note 8), whereby stock options are granted in accordance with the policies of regulatory authorities.

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the period ended September 30, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

Nine Months
Ended
September 30,
2005
$

Net loss, as reported	(426,030)

Add: Stock-based compensation expense included in reported net income, net of
related tax effects	339,762

Deduct: Total stock-based compensation expense determined under fair value based
method for all awards, net of related tax effects	(339,762)

Pro forma net loss	(426,030)

Loss per share:

Basic and Diluted - as reported	(0.01)
Basic and Diluted - pro forma	(0.01)

4.	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

4.	Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not- for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

As at September 30, 2006, $2,920 (December 31, 2005 – $2,919), is owing to a director and officer of the Company, $9,877 (December 31, 2005 – $9,438), is owing to related companies, and $18,647 (December 31, 2005 - $17,818), is owing to a company with a common director. These amounts are unsecured, non-interest bearing and have no terms of repayment.

7.	Loans Payable

As at September 30, 2006, $238,644 (December 31, 2005 - $79,972), is owing to companies with common directors. These amounts are unsecured, non-interest bearing and are due on demand.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

8.	Common Stock

	a)	On September 27, 2006, the Company issued 68,000 shares of common stock upon the exercise of 68,000 stock options at $0.45 per share for cash proceeds of $30,600.

	b)	On September 8, 2006, the Company issued 84,000 shares of common stock upon the exercise of 84,000 stock options at $0.45 per share for cash proceeds of $37,800.

	c)	On August 7, 2006, the Company issued 40,000 shares of common stock upon the exercise of 40,000 stock options at $0.45 per share for cash proceeds of $18,000.

	d)	On July 19, 2006, the Company issued 150,000 shares of common stock upon the exercise of 150,000 stock options at $0.30 per share for cash proceeds of $45,000.

	e)	On June 28, 2006, the Company issued 150,000 shares of common stock upon the exercise of 150,000 stock options at $0.30 per share for cash proceeds of $45,000.

	f)	On June 6, 2006, the Company issued 10,000 shares of common stock with a fair value of $5,500 for management services provided.

	g)	On May 30, 2006, the Company issued 120,000 shares of common stock with a fair value of $72,000 for consulting services provided.

	h)	On May 25, 2006, the Company issued 17,500 shares of common stock with a fair value of $10,500 for legal services provided.

	i)	On May 9, 2006, the Company issued 20,833 shares of common stock upon the exercise of 20,833 stock options at $0.30 per share for cash proceeds of $6,250.

	j)	On April 25, 2006, the Company issued 100,000 shares of common stock with a fair value of $45,000 for consulting services provided.

	k)	On March 9, 2006, the Company issued 62,500 shares of common stock upon the exercise of 62,500 stock options at $0.30 per share for cash proceeds of $18,750.

	l)	On February 27, 2006, the Company issued 15,000 shares of common stock with a fair value of $9,000 for legal services provided.

	m)	On February 21, 2006, the Company issued 23,786 shares of common stock with a fair value of $12,607 for consulting services provided.

	n)	On January 31, 2006, the Company issued 836,695 shares of common stock with a fair value of $334,678 for consulting services provided.

	o)	On January 31, 2006, the Company issued 25,000 shares of common stock with a fair value of $10,000 for legal services provided.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(Unaudited)

9.	Stock Options

On February 25, 2005, the Company adopted a Stock Option Plan (“the 2005 Stock Option Plan”) under which the Company is authorized to grant options to acquire up to a total of 4,000,000 common shares. The term of any stock options granted under the plan is limited to ten years.

On July 19, 2005, the Company adopted the 2005 Non-Qualified Stock Compensation Plan (the “2005 Non- Qualified Plan”) under which the Company is authorized to issue up to 1,000,000 shares of common stock. On September 26, 2005, these shares were registered on a Form S - 8 registration.

On September 16, 2005, the Company adopted the September 2005 Non-Qualified Stock Compensation Plan (the “September 2005 Non-Qualified Plan”) under which the Company is authorized to issue up to 2,000,000 shares of common stock. On September 26, 2005, these shares were registered on a Form S - 8 registration.

A summary of the Company’s stock option activity is as follows:

	Nine months ended
	September 30, 2006
		Weighted
	Number of	Average
	Options	Exercise Price
Balance – January 1, 2006	1,205,000	$0.30
Granted	1,450,000	0.46
Cancelled / Forfeited	–	–
Exercised	(575,333)	0.38
Balance – September 30, 2006	2,079,667	$0.40

10.	Commitments

a)

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

b)

During the three month period ended September 30, 2006, the Company loaned $182,388 to SAPL to be paid back on the maturity date, being the earlier of the date of demand or 90 days following the date of closing of the acquisition of SAPL by the Company pursuant to the Letter of Intent dated July 14, 2006. The loan bears interest at the rate of 10% per annum, payable on the maturity date. In the event of default, interest will increase to 2% per month, compounded monthly. The shareholders of SAPL have placed SAPL into voluntary receivership to restructure SAPL’s debt. As a result of the voluntary receivership, the terms of the loan can not be adhered to and the loan has been reclassified as long term. The Company is assisting in the restructuring of SAPL and in renegotiating the terms of the proposed acquisition.

11.	Subsequent events

	a)	On October 16, 2006, the Company issued 337,000 shares of common stock with a fair value of $171,870 for consulting services provided.

	b)	On November 10, 2006, the Company issued 35,000 shares of common stock with a fair value of $14,350 for legal services provided.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION / PLAN OF OPERATIONS

Forward Looking Statements

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

Syngas was incorporated as a Nevada company on December 14, 2004. On December 29, 2005 we changed our name from Fairchild International Corporation to Syngas International Corp. We are a development stage company. We have only recently begun our current operations. As of September 30, 2006, we have not yet earned any revenues, have had operational losses to date and have an accumulated deficit. As of September 30, 2006, we had net losses since inception in the amount of $2,409,391.

We have one wholly-owned subsidiary, Syngas Energy Corp. (“Syngas Energy”), incorporated as a British Columbia company on December 14, 2004 and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. On June 30, 2005, we completed the acquisition of Syngas Energy by issuing one common share to each share of Syngas Energy outstanding. We issued 30,047,500 shares of our common stock to the shareholders of Syngas Energy and as a result the former Syngas Energy shareholders became owners of approximately 82% of our outstanding common stock. Our acquisition of Syngas Energy was considered a reverse acquisition and Syngas Energy was considered the acquirer for accounting and financial reporting purposes. Accordingly our consolidated financial statements include our accounts since the effective date of the reverse acquisition (June 30, 2005), and the historical accounts of Syngas Energy since its inception December 14, 2004.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate revenues or raise equity capital or borrowings sufficient to meet current and future obligations. Our management plans to raise equity financings of approximately $1,272,000 over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives.

Results of Operations for Three Months Ended September 30, 2006 and Nine Months Ended September 30, 2006 and for the Period from December 14, 2004 (Date of Inception) to September 30, 2006

We incurred a net loss of $2,409,391 since December 14, 2004 (date of inception) to June 30, 2006. As of September 30, 2006 we had a working capital deficiency of $276,573 and these financial conditions give rise to substantial doubt about our ability to continue as a going concern.

For the three months ended September 30, 2006, we incurred a net loss of $102,782, compared to $383,404 for the same period in 2005. For the nine months ended September 30, 2006 we incurred a net loss of $1,303,992, compared to a net loss of $426,030 for the three months ended September 30, 2005. For the three months ended September 30, 2006, our net loss per share was $0, compared to $0.01 for the same period in 2005. For the nine months ended September 30, 2006, our net loss per share was $0.03, compared to $0.01 for the same period in 2005.

Lack of Revenues

Since December 14, 2004 (date of inception) to September 30, 2006, we have not yet generated any revenues. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2005 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Total expenses for the quarterly period ended September 30, 2006 were $108,609, compared to total expenses of $383,404 for the quarterly period ended September 30, 2005. Total expenses for the nine months ended September 30, 2006 were $1,309,819, compared to total expenses of $426,030 for the nine months ended September 30, 2005. Our total expenses from December 14, 2004 (date of inception) to September 30, 2006 were $2,415,218 and consisted of $2,207,600 in consulting and management fees, $104,304 in general and administrative fees, and $103,314 in professional fees.

Our general and administrative expenses had an increase of $66,046 from $70,211 for the three months ended September 30, 2006 to $4,165 for the same period in 2005. Our general and administrative expenses had an increase of $71,472 from $82,331 for the nine months ended September 30, 2006 to $10,859 for the same period in 2005. Our administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees of $14,313 for the three months ended September 30, 2006 consisted primarily of legal, accounting and auditing fees. For the same period in 2005, our professional fees were $29,509. Our professional fees were $46,752 for the nine months ended September 30, 2006, compared to $35,054 for the same period in 2005.

Our consulting and management fees of $24,085 for the three months ended September 30, 2006 consisted mainly of amounts paid to our CEO and CFO and fees paid to our other officers. For the same period in 2005, our consulting and management fees were $349,730. Our consulting and management fees had an increase of $800,619 from $1,180,736 for the nine months ended September 30, 2006 to $380,117 for the same period in 2005. The increase of consulting and management fees was related mainly to the development of our marketing strategies and related to assisting us in locating and acquiring new technologies.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to license our technologies. We are seeking equity financing to provide for the capital required to fully carry out our business plan and develop and market our technology.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

Beiseker Medical Waste Facility

In 2005 we commenced negotiations to enter into a formal agreement with the Beiseker Medical Waste Facility. If we are successful in reaching an agreement, this facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to the grid. Negotiations are ongoing. In January, 2006, we entered into a non-binding letter of intent with Beiseker Envirotech, owned by Globetech Environmental Inc. to enter into a joint venture. Medical waste products, if misused, mishandled or not disposed of properly, could cause significant harm. Gasification not only ensures that expired medical waste and used equipment will not cause harm, but can do it in a way that produces energy, cuts costs and saves the environment from needless land filling. We hope to enter into a joint venture with Beiseker Envirotech to use our technologies to covert medical waste to energy. The Agreement with Globetech Environmental Inc. was subsequently frustrated due to the previous owner, Cristallo Holdings Inc., taking over the facility. Negotiations are now ongoing with Cristallo Holdings Inc.

Management also anticipates searching out and securing other uses for PyStR and the advanced gasification offerings across different industries and geographic locations.

Salmon Arm Plastics Limited.

In June of 2006, we commenced negotiations to enter into a formal agreement with the Salmon Arm Plastics Ltd. (“SAPL”). We entered into a non-binding letter of intent which sets out the possible key terms of an acquisition by us of SAPL and we have been negotiating with SAPL in an attempt to reach a definitive agreement since then. If we are successful in reaching an agreement, SAPL's facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to electricity suppliers. SAPL is located in Salmon Arm, British Columbia, Canada, where there is an active forestry industry. SAPL has extra space in its operating facility in Salmon Arm. We want to use it as a showcase for our PyStR technology. SAPL currently takes “flake” made from used pop, water and liquor bottles, and produces plastic sheeting which is then turned into “clam shells” used in most popular grocery stores. We would like to take the wood waste from the forestry industry and use our PystR technology plant to convert it into electricity to power the SAPL factory and to sell back to electricity suppliers. Our management anticipates that if we are able to install a PystR plant in the SAPL facility, we will diminish SAPL's electricity costs, therefore lowering its operating expenses. The agreement as contemplated would have SAPL become one of our wholly owned subsidiaries.

As of November 13, 2006, we had advanced, as a loan, approximately $182,388 to SAPL. SAPL shall pay interest at a rate of 10% per annum, payable on the maturity date. In case of an event of default, SAPL shall pay interest from the date of default at the rate of 2% per month compounded monthly. The loan’s maturity date shall be the earlier date of demand or 90 days following the date of closing of the acquisition of SAPL. The shareholders of SAPL have placed the company into voluntary receivership. Our management has been advised that they have done this to restructure SAPL's debt. Our management anticipates that it will have the opportunity to purchase the assets and operations of SAPL at a lower price than we had initially been negotiating. We are currently preparing a sealed tender offer for purchase of SAPL, which would involve taking over its bank debts of approximately $500,000. Because of the debt currently owed by SAPL, we do not anticipate that SAPL will be able to repay us our $182,388 in the near future. If we are successful in acquiring SAPL, we plan to keep it operating for several years. Our hope is with the PystR energy savings we can contribute, we will lower SAPL's operating costs, making it profitable so that in a few years it will be able to repay its loans.

If we are successful in our purchase of SAPL, we anticipate revenues on day when completion of the purchase, and those revenues will go towards operating and the plastics subsidiary. There are no assurances that SAPL's revenues will be sufficient to cover its expenses. It is likely that we will have to contribute additional capital to SAPL in order to keep it operating.

Management also anticipates searching out and securing other uses for PyStR and the advanced gasification offerings across the forestry industry once we are able to showcase our technologies at the SAPL plant.

We anticipate that we will generate revenues within the next eighteen months from licenses of our proprietary technologies. If we are successful in generating such revenues, we plan to apply them towards our general and administrative expenses. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses.

Liquidity and Capital Resources

We do not expect to generate any revenues over the next twelve months. As of September 30, 2006, our total current assets were $22,374, which was comprised of $13,720 in cash or cash equivalents and$8,654 in prepaid expenses and deposits. Our total current liabilities were $298,947 for a total working capital deficit of $276,573. We expect to incur substantial losses over the next two years.

Our accumulated deficit was $2,486,329 as at September 30, 2006. Our net loss of $2,409,391 from December 14, 2004 (date of inception) to September 30, 2006 was mostly funded by our equity financing. During the nine months ended September 30, 2006, we raised $201,400 in equity finance. During the nine months ended September 30, 2006, the $158,672 was advanced by our related parties. The increase in cash during the nine months ended September 30, 2006 was $10,910. The increase was due to our equity financing activities.

We used net cash in operations of $165,424 for the nine months ended September 30, 2006 and net cash used in investing activities was $182,388. Investing activities during the nine months ended September 30, 2006 were involved in a loan advanced by us to SAPL. During the nine months ended September 30, 2006 our monthly cash requirement was approximately $38,646, including $18,380 monthly in operating activities and $20,266 in investing activities. At the end of the period as at September 30, 2006, we had cash of $13,720, which we anticipate will not cover our costs for even one month according to our current monthly burn rate.

We believe that we need approximately an additional $1,285,859 to meet our capital requirements over the next 12 months (beginning the early 2007) for the following estimated expenses:

Expense	Amount
Marketing our gasification technology	$112,000
Development of our PyStR technology	$500,000
Payment of accounts payable and accrued liabilities	$28,859
General administrative expenses	$145,000
Purchase and upgrade SAPL	$500,000
Total	$1,285,859

Of the $1,285,859 we need for the next 12 months, we had $13,720 in cash or cash equivalents as of September 30, 2006, and we intend to raise the balance of our cash requirements (approximately $1,272,000) from private placements and possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. If we fail in raising capital, our business may fail.

To the extent that we consider acquisitions as a means to expand, or if we decide to commence with the manufacture of applications of our technology, we will require additional funds. We intend to sell stock to finance our capital requirements. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we are unsuccessful in raising enough money through private placements and the direct offering, we may review other financing possibilities such as bank loans. If we cannot raise at least $1,272,000, we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

We anticipate that we will generate revenues within the next eighteen months from sales of our proprietary technologies. If we are successful in generating such revenues, we plan to apply them towards our general and administrative expenses. If we are successful in acquiring SAPL, we expect to begin generating revenues on completion of the acquisition. There are no assurances that we will receive any revenues or that such revenues will be sufficient to cover our expenses. Our inability to receive sufficient revenues could prevent us from implementing our business plan.

Research and Development

We anticipate that we will spend $500,000 on research and development over the next twelve months to upgrade our PyStR technology, including upgrading a prototype. If we are successful in acquiring other technologies, we may increase our research and development budget.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment during the next 12 months unless we are successful in the purchase of SAPL or unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Marketing

We plan to market our gasification unit by hiring consultants to contact companies with waste facilities, such as lumber waste and municipal waste. We believe that our PyStR technology is suitable for companies in the oil and gas business and in the shipping business. We plan on targeting such companies through sales consultants that we will hire. Our marketing plan includes attending several oil and gas, and alternative energy trade shows during the next year. We are currently negotiating with several consultants to act as sales persons for our technologies. We have recently entered into a representative agreement with Ecogestion Ltda. in Santiago, Chile to act as our exclusive distributor of our technologies in Chile. Our gasification technology was shown and PyStR process explained to several potential clients during the months of May and June 2006.

Employees

Over the next twelve months, we anticipate an increase in the number of employees, only if we complete our prototype gasification unit and begin the sales cycle. On May 5, 2006, Robert Klein resigned as President, Chief Executive Officer and Chief Financial Officer of Syngas. The resignation was not motivated by a disagreement with Syngas on any matter relating to our operations, policies or practices.

On May 5, 2006, our board of directors appointed Wilf Ouellette as President, Chief Executive Officer and Chief Financial Officer of Syngas. Mr. Ouellette has been a director of Syngas since July 1, 2005. Mr. Ouellette has been a director and the Chief Executive Officer of Syngas Energy, our wholly owned subsidiary, since February 2005.

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

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Syngas and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

Certain Relationships and Related Party Transactions

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded $60,000.

Known Material Trends and Uncertainties

As of September 30, 2006, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  generate revenues on completion of the acquisition of SAPL;
  continue equity financing by private placements or a direct offering; and
  negotiate with our management and consultants to pay parts of salaries and fees with stock and stock options instead of cash.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in the notes to our historical financial statements. We have identified below the accounting policy that is of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

We have a stock-based compensation plan, whereby stock options are granted in accordance with the policies of regulatory authorities.

Prior to January 1, 2006, we accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of our employee stock options was less than the market price of the underlying common stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to our income from operations for the period ended September 30, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

ITEM 3. CONTROL AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On July 19, 2006, we issued 150,000 common shares upon the exercise of 150,000 stock options at a price of $0.30 per share. We received $45,000 in cash.

On August 7, 2006, we issued 40,000 common shares upon the exercise of 40,000 stock options at a price of $0.45 per share for cash proceeds of $18,000.

On September 8, 2006, we issued 84,000 common shares upon the exercise of 84,000 stock options at a price of $0.45 per share. We received $37,800 in cash.

On September 27, 2006, we issued 68,000 common shares upon the exercise of 68,000 stock options at a price of $0.45 per share. We received $30,600 in cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS:

None

ITEM 5. OTHER INFORMATION:

None

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

SYNGAS INTERNATIONAL CORP.

Dated: November 16, 2006	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer,
Chief Financial Officer
Principal Accounting Officer