Form 10KSB
period 2006-12-31
Syngas International Corp.
filed 2007-04-10
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-28305

SYNGAS INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	91-1880015
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

78 Belleville Avenue
Spruce Grove, Alberta	T7A 1H8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 780-980-0028

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of
the Exchange Act. [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ] No [X]

The issuer recorded no revenues for its fiscal year ended December 31, 2006.

The aggregate market value of the voting stock held by non-affiliates of the issuer was approximately
$8,243,735 as of March 27, 2007.

The number of shares outstanding of the issuer's class of common stock as of March 27, 2007: 39,850,364

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains predictions, projections and other statements about the future that are intended to be "forward-looking statements", Forward-looking statements involve risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. In assessing forward-looking statements contained in this annual report on Form 10-KSB, readers are urged to read carefully all cautionary statements, including those contained in other sections of this annual report on Form 10-KSB. Among such risks and uncertainties is the risk that we will not complete our proposed business plan and that there will be adequate capital. Since we are a 'penny stock' company, the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act, as amended, does not apply to us.

All dollar amounts in the report refer to US dollars unless otherwise indicated.

Item 1.           Description of Business

Business Development

Syngas International Corp. (“Syngas”, the "Company", "we", “our”) was incorporated on June 20, 1997 under the laws of the State of Nevada. On June 24, 1999 we changed our name to Fairchild International Corporation. On December 29, 2005, after obtaining approval from our shareholders at the Annual General Meeting held on December 29, 2005 we changed our name to Syngas International Corp.

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

On November 1, 2005 Syngas Energy acquired rights to a process and apparatus for low cost hydrogen generation through assignment of an agreement from 975110 Alberta Ltd. to Syngas Energy. 975110 Alberta Ltd. is owned and controlled by Wilf Ouellette, who is Chief Executive Officer of Syngas Energy and is also our President, Chief Executive Officer and is also a member of our Board of Directors.

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

In June 2006, we commenced negotiations to enter into a formal agreement with the Salmon Arm Plastics Ltd. (“SAPL”). We entered into a non-binding letter of intent which sets out the possible key terms of an acquisition by us of SAPL and we have been negotiating with SAPL in an attempt to reach a definitive agreement since then. If we are successful in reaching an agreement, SAPL's facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to electricity suppliers. We are currently preparing a sealed tender offer for purchase of SAPL, which would involve taking over its bank debts of approximately $500,000.

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

Our technology uses gasification processes to convert any carbon based material into a synthetic gas. Gasification uses heat and pressure which converts any carbon containing materials into synthetic gas composed primarily of carbon monoxide and hydrogen which has a large number of uses. Gasification can add value to low or negative value feed stocks by converting them to marketable fuels. The feed stocks used to create synthetic gas depend on what is readily available. For example, in Alberta, tar sands provide an abundant fuel source. An application in India under consideration utilizes cane stock from farming waste. Urban applications can include garbage and tires. Throughout North America, forestry, pulp and paper waste and biomass can be converted into a synthetic gas and fed back into power plants. Various other industrial wastes can be fed back into plants to recycle “lost energy” that would otherwise go to landfills.

Although it must be further developed, gasification may be one of the ways to produce clean-burning hydrogen for automobiles and power-generating fuel cells. Hydrogen can also be used to fuel power-generating turbines or as the chemical "building blocks" for a wide range of commercial products.

Since our acquisition of Syngas Energy we have completed a prototype of the gasification technology. During fiscal 2007 we plan to commercialize our advanced gasification unit.

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

Syngas, through its PyStR hydrogen production process, can capture CO2 that is produced either as a primary or bi-product. Some coal resources in North America cannot be mined by today's mining standards, but carbon dioxide sequestration technology has the potential to change that. Surface coal can now be mined and gasified in our advanced gasification and PyStR systems, with the CO2 injected (sequestered) into coal beds to bring out the methane. Through our PyStR hydrogen production process we can capture CO2 that is produced either as a primary or bi-product.

We intend to focus on developing and marketing our current technologies while researching new methods of clean energy production. We intend to subcontract fabrication to outside sources that have a proven track record of efficiency, reliability and competitive quality and pricing. During the past year, we have upgraded a model unit that demonstrates the application of the PyStR technology.

Employees

Currently we have two employees, Wilf Ouellette, our President and Chief Executive Officer, and Gloria Porter, who provides us with administrative services.

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

Limited Operating History and History of Losses

We have no operating history in the energy markets and therefore have no history of earnings in the sector of developing alternative fuel sources. To date, we have incurred substantial net losses as a result of our operations to date. As of December 31, 2006, we had a cumulative deficit of $2,878,040. Our ability to generate significant revenues is uncertain. In order for us to make a profit, our revenues will need to increase significantly.

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

Item 2.           Description of Property.

Our principal executive office is located at 78 Belleville Avenue, Spruce Grove, Alberta.

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

Not applicable.

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

Quarter Ended	High	Low
March 31, 2005	$0.57	$0.008 (1)
June 30, 2005	$0.53	$0.26
September 30, 2005	$0.72	$0.30
December 31, 2005	$0.79	$0.44
March 31, 2006	$0.799	$0.35
June 30, 2006	$0.77	$0.42
September 30, 2006	$0.63	$0.39
December 31, 2006	$0.55	$0.31

(1)	On January 27, 2005 we effected a 25:1 share consolidation, prior to the reverse acquisition of Syngas Energy.

Our shares of common stock are issued in registered form. American Registrar and Transfer Co., 342 East 900 South, Salt Lake City, Utah 84111 (Telephone: 801.363.9065, facsimile 801.363.9066) is the registrar and transfer agent for our shares of common stock.

As of March 27, 2007, we had 39,850,364, shares of common stock outstanding and approximately 116 stockholders of record. This number of stockholders does not include stockholders who hold our securities in street name.

Equity Compensation Plans

On February 25, 2005 we adopted the 2005 Stock Option Plan under which we are authorized to grant options to acquire up to a total of 4,000,000 common shares. The term of any stock options granted under the plan is limited to ten years. The option plan was registered on Form S-8 on March 9, 2005.

On March 9, 2005, we registered on Form S-8 a total of 4,200,000 shares issued pursuant to four consulting agreements as follows:

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

Equity Compensation Plan Information

	Year Ended December 31, 2006
	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans not approved by shareholders	2,079,667	0.40	3,305,500 (1)
Equity compensation plans approved by shareholders	N/A	N/A	N/A
Total	2,079,667	0.40	3,305,500

(1)	Includes 2,355,500 shares available on stock compensation plans and 950,000 shares available on stock option plans.

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

Accordingly our consolidated financial statements for the years ended December 31, 2006 and December 31, 2005 include our accounts since the effective date of the reverse acquisition (June 30, 2005), and the historical accounts of its Syngas Energy since its inception on December 14, 2004.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate revenues or raise equity capital or borrowings sufficient to meet current and future obligations. Our management plan to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We incurred losses from operations of $2,878,040 since inception and we have a working capital deficiency of $298,404 and these conditions, among others, give rise to substantial doubt about our ability to continue as a going concern.

Results of Operations

Year Ended December 31, 2006 and Year Ended December 31, 2005

We incurred a net loss of $1,695,703 for the fiscal year ended December 31, 2006 compared to a net loss of $1,095,384 for the fiscal year ended December 31, 2005. The increase in the loss was due primarily to an increase in consulting expenses, general and administrative expenses and professional fees. We have generated a total comprehensive loss since inception of $2,802,199. Due to our continued losses and lack of revenues there is substantial doubt about our ability to continue as a going concern.

Lack of Revenues

We have not yet generated any revenues. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2006 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Total expenses for the year ended December 31, 2006 were $1,507,607 compared to total expenses of $1,095,384 for the year ended December 31, 2005. The expenses for the year ended December 31, 2006 included $1,353,449 in consulting and management fees, an increase of $336,600 from the year ended December 31, 2005. These consulting fees related mainly to the development of our marketing strategies, and fees related to assisting us in locating and acquiring new technologies. In Fiscal 2006 we also incurred general and administrative expenses of $86,733 and professional fees of $67,425.

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

Gasification Technology

In Fiscal 2005 we acquired Syngas Energy along with all rights and title to its advanced gasification process. Subsequently, we completed a prototype of the gasification technology. During the next twenty-four months we plan to commercialize our advanced gasification unit. We plan to joint venture with clients seeking co-generation power sources, or with those that have low value feed stocks to convert to energy and take a percentage of the proceeds from energy sales.

PyStR Process – Hydrogen Production

In 2005, through our wholly owned subsidiary Syngas Energy, we acquired world wide exclusive licenses to develop, produce and market PyStR, a low cost proprietary hydrogen production technology. We have completed a prototype and have plans to commercialize the PyStR hydrogen production process during 2007.

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

Salmon Arm Plastics Limited.

In June 2006, we commenced negotiations to enter into a formal agreement with the Salmon Arm Plastics Ltd. (“SAPL”). We entered into a non-binding letter of intent which sets out the possible key terms of an acquisition by of SAPL by us, and we have been negotiating with SAPL in an attempt to reach a definitive agreement since then. If we are successful in reaching an agreement, SAPL's facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to electricity suppliers.

SAPL is located in Salmon Arm, British Columbia, Canada, where there is an active forestry industry. SAPL has extra space in its operating facility in Salmon Arm. We want to use this operating facility as a showcase for our PyStR technology. SAPL currently takes “flake” made from used pop, water and liquor bottles, and produces plastic sheeting which is then turned into “clam shells” used in most popular grocery stores. We would like to take the wood waste from the forestry industry and use our PyStR technology plant to convert it into electricity to power the SAPL factory and to sell back to electricity suppliers. Our management anticipates that if we are able to install a PyStR plant in the SAPL facility, we will lower SAPL's electricity costs, therefore reducing its operating expenses. The agreement as contemplated would have SAPL become one of our wholly owned subsidiaries.

As of December 31, 2006, we had advanced, as a loan, approximately $193,922 to SAPL. SAPL shall pay interest at a rate of 10% per annum, payable on the maturity date. In case of an event of default, SAPL shall pay interest from the date of default at the rate of 2% per month compounded monthly. The loan’s maturity date shall be the earlier date of demand or 90 days following the date of closing of the acquisition of SAPL.

Due to their liabilities and their projection of unstable future revenues, the shareholders of SAPL placed the company into voluntary receivership. The SAPL voluntary receivership progressed into a court appointed receivership which resulted in SAPL being put out to public tender. Because of this we are doubtful that our loan to SAPL will ever be repaid.

We prepared a sealed tender offer for the purchase of SAPL, but unfortunately our bid was not successful and we were unable to acquire SAPL. However, we will continue to look at the possibility of installing a cogeneration plant in the Salmon Arm area.

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

As of December 31, 2006, our total current assets were $13,348 which was comprised of $4,694 in cash and $8,654 in prepaid expenses. At that time, our total liabilities were $311,752 for a total working capital deficit of $298,404. We expect to incur substantial losses over the next two years.

As of December 31, 2006, we had cash and cash equivalents of $4,694, and we believe that we need approximately an additional $1,000,000 to meet our capital requirements over the next 12 months for the following expenses:

$100,000	marketing of our gasification technology
$600,000	development of our PyStR technology
$25,000	payment of accounts payable and accrued liabilities
$275,000	general administrative expenses

Research and Development

We anticipate that we will spend $600,000 on research and development over the next twelve months to upgrade our PyStR technology, including upgrading a prototype. If we are successful in acquiring other technologies we may increase our research and development budget.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment through December 31, 2007, unless we identify a suitable business opportunity or business combination that may require us to invest in such equipment.

Marketing

We plan on market our gasification unit by hiring consultants to contact companies with waste facilities, such as lumber waste and municipal waste. We believe that our PyStR technology is suitable for companies in the oil and gas business and in the shipping business. We plan on targeting such companies through sales consultants that we will hire. Our marketing plan includes attending several oil and gas trade shows during the next year. We are currently negotiating with several consultants to act as sales persons for our technologies. We have entered into a representative agreement with Ecogestion Ltda. of Santiago, Chile to act as our exclusive distributor of our technologies in Chile.

Our gasification technology was shown and PyStR process explained to several potential clients during the months of May and June 2006.

Employees

Currently we have two employees, Wilf Ouellette, our President and Chief Executive Officer, and Gloria Porter, who provides us with administrative services.

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

Item 7.           Financial Statements.

Our Audited Consolidated Financial Statements as of December 31, 2006 and December 31, 2005 and for the years ended December 31, 2006 and December 31, 2005 follow as pages F-1 through F-13.

Syngas International Corp.
(formerly Fairchild International Corporation)
(A Development Stage Company)

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of
Syngas International Corp.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Syngas International Corp. (a development stage company) as at December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficiency) for each of the years in the two year period ended December 31, 2006, and for the cumulative period from inception, December 14, 2004, to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two years ended December 31, 2006, and for the cumulative period from inception, December 14, 2004, to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses and negative cash flows from operations since its inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans as to this matter are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ Morgan & Company
March 26, 2007	Chartered Accountants

Tel: (604) 687-5841	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	Sute 1488 - 700 West Georgia Street
www.morgan-cas.com	Vancouver, B.C. V7Y 1A1

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	December 31,	December 31,
	2006	2005
	$	$
Assets
Current Assets
Cash and cash equivalents	4,694	2,810
Prepaid expenses and deposits	8,654	8,654
Total Current Assets	13,348	11,464
Intangible Asset (Note 4)	25,204	25,204
Total Assets	38,552	36,668

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	25,105	45,645
Accounts payable - related parties (Note 5)	219,585	30,175
Loans payable (Note 6)	67,062	79,972
Total Liabilities	311,752	155,792
Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock (Note 7)
Authorized: 100,000,000 shares, with a $0.001 par value;
Issued: 39,850,364 shares (2005 – 37,755,050 shares)	39,850	37,755
Additional Paid-in Capital	2,566,087	1,026,477
Accumulated Other Comprehensive Loss	(1,097)	(1,019)
Deficit Accumulated During the Development Stage	(2,878,040)	(1,182,337)
Total Stockholders’ Deficit	(273,200)	(119,124)
Total Liabilities and Stockholders’ Deficit	38,552	36,668

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

			Accumulated from
	For the Year	For the Year	December 14, 2004
	Ended	Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2006	2005	2006
	$	$	$
Revenue	–	–	–

Expenses
Consulting and management fees (Note 5(b))	1,353,449	1,016,849	2,380,313
General and administrative	86,733	21,973	108,706
Professional fees	67,425	56,562	123,987
	1,507,607	1,095,384	2,613,006
Loss before the following:	(1,507,607)	(1,095,384)	(2,613,006)
Gain on write-off of debt	5,826	–	5,826
Loss on write-off of receivable (Note 9(b))	(193,922)	–	(193,922)
Net loss	(1,695,703)	(1,095,384)	(2,801,102)
Other comprehensive loss
Foreign currency translation adjustment	(78)	(1,019)	(1,097)
Total Comprehensive Loss	(1,695,781)	(1,096,403)	(2,802,199)
Net Loss Per Share – Basic and Diluted	(0.04)	(0.03)
Weighted Average Shares Outstanding	39,076,000	36,711,000

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

			Accumulated from
	For the Year	For the Year	December 14, 2004
	Ended	Ended	(date of Inception)
	December 31,	December 31,	to December 31,
	2006	2005	2006
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(1,695,703)	(1,095,384)	(2,801,102)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	654,801	339,762	994,563
Shares issued for expenses	685,504	610,000	1,295,504
Gain on write-off of debt	(5,826)	–	(5,826)
Loss on write-off of receivable	193,922	–	193,922

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,714)	23,534	8,820

Net Cash Used in Operating Activities	(182,016)	(104,845)	(314,119)

Investing Activities
Net cash acquired on business acquisition	–	565	565
Purchase of intangible asset	–	(25,000)	(25,000)
Receivable (Note 9(b))	(193,922)	–	(193,922)

Net Cash Used In Investing Activities	(193,922)	(24,435)	(218,357)

Financing Activities
Advances from related parties	166,500	35,324	224,734
Loans payable	10,000	17,243	14,389
Proceeds from issuance of common stock	201,400	97,337	299,144

Net Cash Provided By Financing Activities	377,900	132,661	538,267

Effect of Exchange Rate Changes on Cash	(78)	(1,019)	(1,097)

Increase (decrease) in Cash and Cash Equivalents	1,884	2,362	4,694

Cash and Cash Equivalents, beginning of period	2,810	448	–

Cash and Cash Equivalents, end of period	4,694	2,810	4,694

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities

Common stock issued for intangible asset	–	–	204

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
Adjustment to number of shares issued and
outstanding as a result of the reverse takeover
transaction:
- Add issued and outstanding stock of Syngas
International Corp. at time of reverse acquisition	6,422,550	6,423	–	–	(66,839)	(60,416)
- Deduct issued and outstanding stock of Syngas
Energy Corp.	(30,047,500)	(19,948)	–	–	19,948	–
Issue of common stock on acquisition of Syngas
Energy Corp.	30,047,500	30,047	–	–	(30,047)	–
Issue of common stock for cash on exercise of
stock options	260,000	260	77,740	–	–	78,000
Stock-based compensation	–	–	339,762	–	–	339,762
Issue of common stock for services	1,025,000	1,025	608,975	–	–	610,000
Foreign currency translation adjustment	–	–	–	(1,019)	–	(1,019)
Net loss for the year	–	–	–	–	(1,095,384)	(1,095,384)
Balance – December 31, 2005	37,755,050	37,755	1,026,477	(1,019)	(1,182,337)	(119,124)
Issue of common stock for cash on exercise of
stock options	575,333	575	200,825	–	–	201,400
Stock-based compensation	–	–	654,801	–	–	654,801
Issue of common stock for services	1,519,981	1,520	683,984	–	–	685,504
Foreign currency translation adjustment	–	–	–	(78)	–	(78)
Net loss for the year	–	–	–	–	(1,695,703)	(1,695,703)
Balance – December 31, 2006	39,850,364	39,850	2,566,087	(1,097)	(2,878,040)	(273,200)

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

These consolidated financial statements include the accounts of Syngas International since the effective date of the reverse acquisition (June 30, 2005) and the historical accounts of its wholly-owned subsidiary, Syngas Energy, since inception (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated on consolidation.

As of December 31, 2006, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $2,878,040 since inception and at December 31, 2006, has a working capital deficiency of $298,404 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	d)	Foreign Currency Translation

The Company's functional currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Transaction gains and losses are used in determining net income. Translation adjustments resulting from the process of translating the financial statements from the functional currency to the reporting currency are included in the determination of comprehensive income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

	f)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	g)	Financial Instruments

The carrying value of cash and cash equivalents, prepaid expenses and deposits, accounts payable, accrued liabilities, loans payable and due to related parties approximate fair value due to the relatively short maturity of these instruments.

	h)	Concentration of Risk

The Company maintains its cash account in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $4,694 on December 31, 2006 (2005 - $2,810). At December 31, 2006, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

	i)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2006 and 2005, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. There was no change to the Company income from operations for the year ended December 31, 2006, than if it had continued to account for share-based compensation under APB No. 25.

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

Year Ended
December 31,
2005
$

Net loss, as reported	(1,095,384)

Add: Stock-based compensation expense included in reported net income,
net of related tax effects	339,762

Deduct: Total stock-based compensation expense determined under fair
value based method for all awards, net of related tax effects	(339,762)

Pro forma net loss	(1,095,384)

Loss per share:

Basic and Diluted - as reported	(0.03)
Basic and Diluted - pro forma	(0.03)

3.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

3.	Recent Accounting Pronouncements (continued)

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

4.	Intangible Asset

On December 24, 2004, the Company purchased an integrated gasification production system from the CEO of the Company. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The Company purchased the asset by issuing 10,000,000 common shares of the Company and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2007, of cancelling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.

5.	Related Party Transactions

a)

As at December 31, 2006, $nil (December 31, 2005 – $2,919) is owing to a former director and officer of the Company, $201,764 (December 31, 2005 – $9,438) is owing to related companies, and $17,821 (December 31, 2005 - $17,818) is owing to a company with a common director. These amounts are unsecured, non- interest bearing and have no terms of repayment.

b)

During the period ended December 31, 2006, a former President of the Company was paid $4,493 (2005 - $1,718) for management services. The President of the Company was paid $15,141 (2005 - $22,284) for management services while a company where he is a director was paid $23,913 (2005 - $34,385) for consulting services. $802,325 (2005 - $1,106,452) was paid to a director, a relative of the director, and to companies where they are directors for consulting services through issuance of common stock issued and stock options.

6.	Loans Payable

Loans payable are unsecured, non-interest bearing and are due on demand.

7.	Common Stock

	a)	On November 10, 2006, the Company issued 35,000 shares of common stock with a fair value of $14,350 for services provided.

	b)	On October 16, 2006, the Company issued 337,000 shares of common stock with a fair value of $171,870 for services provided.

	c)	On September 27, 2006, the Company issued 68,000 shares of common stock upon the exercise of 68,000 stock options at $0.45 per share for cash proceeds of $30,600.

	d)	On September 8, 2006, the Company issued 84,000 shares of common stock upon the exercise of 84,000 stock options at $0.45 per share for cash proceeds of $37,800.

	e)	On August 7, 2006, the Company issued 40,000 shares of common stock upon the exercise of 40,000 stock options at $0.45 per share for cash proceeds of $18,000.

	f)	On July 19, 2006, the Company issued 150,000 shares of common stock upon the exercise of 150,000 stock options at $0.30 per share for cash proceeds of $45,000.

	g)	On June 28, 2006, the Company issued 150,000 shares of common stock upon the exercise of 150,000 stock options at $0.30 per share for cash proceeds of $45,000.

	h)	On June 6, 2006, the Company issued 10,000 shares of common stock with a fair value of $5,500 for services provided.

	i)	On May 30, 2006, the Company issued 120,000 shares of common stock with a fair value of $72,000 for services provided.

	j)	On May 25, 2006, the Company issued 17,500 shares of common stock with a fair value of $10,500 for services provided.

	k)	On May 9, 2006, the Company issued 20,833 shares of common stock upon the exercise of 20,833 stock options at $0.30 per share for cash proceeds of $6,250.

	l)	On April 25, 2006, the Company issued 100,000 shares of common stock with a fair value of $45,000 for services provided.

	m)	On March 9, 2006, the Company issued 62,500 shares of common stock upon the exercise of 62,500 stock options at $0.30 per share for cash proceeds of $18,750.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

7.	Common Stock (continued)

	n)	On February 27, 2006, the Company issued 15,000 shares of common stock with a fair value of $9,000 for services provided.

	o)	On February 21, 2006, the Company issued 23,786 shares of common stock with a fair value of $12,607 for services provided.

	p)	On January 31, 2006, the Company issued 836,695 shares of common stock with a fair value of $334,677 for services provided.

	q)	On January 31, 2006, the Company issued 25,000 shares of common stock with a fair value of $10,000 for services provided.

r)

On November 9, 2005, the Company issued 1,000,000 shares of common stock to a consultant pursuant to a consulting agreement of November 7, 2005 for services rendered from October 1, 2005 to December 31, 2005.

	s)	On October 12, 2005, the Company issued 25,000 shares of common stock to a company for consulting services.

t)

On July 20, 2005, the Company granted 500,000 stock options to a consultant to purchase 500,000 shares of common stock at $0.30 per share on or before July 19, 2010. On August 20 and September 15, 2005, 110,000 of these options were exercised for proceeds of $33,000.

u)

On July 1, 2005, the Company granted 500,000 stock options under the 2005 Stock Option Plan to a consultant to acquire up to 500,000 shares of common stock at $0.30 per share exercisable on or before July 1, 2010. On July 15 and September 15, 2005, 150,000 of these options were exercised for cash proceeds of $45,000.

	v)	On April 8, 2005, the Company issued 30,000,000 shares of common stock and on June 15, 2005 issued 47,500 shares of common stock, pursuant to the Share Exchange Agreements. Refer to Note 7.

w)

On January 27, 2005, 10,000 units were issued for cash at a price of $0.41 (CDN$0.50) per unit for total proceeds of $4,071 (CDN$5,000). Each unit consists of one share and one warrant. The warrant allows the warrant holder to acquire one additional share at $0.62 (CDN$0.75) per share for a period of one year.

x)

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

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

8.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

	Year Ended		Year Ended
	December 31, 2006		December 31, 2005
		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Balance – Beginning	1,205,000	$0.30	–	$–
Outstanding at date of reverse
acquisition	–	–	465,000	0.30
Granted	1,450,000	0.46	1,000,000	0.30
Cancelled / Forfeited	–	–	–	–
Exercised	(575,333)	0.35	(260,000)	0.30
Balance – Ending	2,079,667	$0.40	1,205,000	$0.30

The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions.

	December 31,	December 31,
	2006	2005

Expected dividend yield	0%	0%
Risk-free interest rate	4.72%	3.57%
Expected volatility	298%	299%
Expected option life (in years)	2.50	5.00

During the year ended December 31, 2006, the Company recorded stock-based compensation of $654,801 (December 31, 2005 - $339,762) which is included with consulting and management fees on the statement of operations.

9.	Commitments

a)

On July 14, 2006, the Company entered into a Letter of Intent to purchase 100% of the shares of Salmon Arm Plastics Ltd. (“SAPL”) by the issue of an aggregate of 2,120,000 common shares of the Company and the issue of an 8% convertible debenture for certain balances due to shareholders of SAPL. The convertible debenture will carry a term of two years and may be converted at the option of the holders into common shares of the Company at a price of the equivalent to 90% of market value of the Company’s common stock. SAPL manufactures thin roll clear plastic sheets from recycled pop and water bottles. The Company did not proceed with the acquisition as SAPL entered into voluntary receivership.

b)

During the year ended December 31, 2006, the Company loaned $193,922 to SAPL to be paid back on the maturity date, being the earlier of the date of demand or 90 days following the date of closing of the acquisition of SAPL by the Company pursuant to the Letter of Intent dated July 14, 2006. The loan bears interest at the rate of 10% per annum, payable on the maturity date. In the event of default, interest will increase to 2% per month, compounded monthly. The shareholders of SAPL have placed SAPL into voluntary receivership to restructure SAPL’s debt. As a result of the voluntary receivership, the terms of the loan can not be adhered to and the loan has been written off.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)

10.	Income Taxes

The Company follows the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $2,868,000 of net operating loss carry-forwards available to offset taxable income in future years which expire through fiscal 2026. At December 31, 2006 and 2005, the valuation allowance established against the deferred tax assets was $1,003,800 and $410,300 respectively.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	December 31,	December 31,
	2006	2005
	$	$

Net Operating Loss Carry-forwards	2,868,000	1,172,000
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	1,003,800	410,300
Valuation Allowance	(1,003,800)	(410,300)

Net Deferred Tax Asset	–	–

Item 8.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.         Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the date of our fiscal year end covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Wilf Ouellette, upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our fiscal year ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

As at March 27, 2007 our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Age	Title
Wilf Ouellette	64	Director, President
Margaret Hunt	59	Director, Secretary, Treasurer
Robert Klein	58	Director

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director and executive officer, indicating the principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Wilf Ouellette

Mr. Ouellette has been our director since July 1, 2005 and our President, Chief Executive Officer and Chief Financial Officer since May 5, 2006. Mr. Ouellette has been a director and the Chief Executive Officer of Syngas Energy Corp., the Company’s wholly owned subsidiary, since February 2005. Mr. Ouellette has over 25 years experience in process combustion. From 2001 to the present he was worked as a consultant through his own company, Aclade Energy Corp., offering consulting services in the waste to energy industry, developing new projects in the energy sector and marketing the fluidized bed gasifier.

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

Robert Klein

Robert Klein has been a director since August 1, 2005 and also served as President, Chief Executive Officer and Chief Financial Officer until May 5, 2006 at which time Mr. Klein resigned as President, Chief Executive Officer and Chief Financial Officer. Mr. Klein’s experience includes over 30 years in the securities industry handling a wide range of duties including management roles and institutional trading. For the past 15 years he has placed a major emphasis on packaging complex transactions on behalf of corporate clients resulting in the creation and sale of marketable securities. He has spent the past five years working on public company development, mainly in the energy and mining industries. He has served as a director for three brokerage firms, including Yorkton Securities. He currently holds directorships in two other public companies, Avalon Energy Corporation and Golden Spirit Gaming Ltd., and acts as President for both companies. Mr. Klein has a degree in Applied Mathematics from the University of Waterloo and an FCSI (Fellows of Canadian Securities Institute) designation.

Board of Directors and Its Committees

During our fiscal year ended December 31, 2006, our Board of Directors met in person or via telephone regularly. Each member of the Board of Directors attended at least 75% of the meetings. We currently do not have a policy with respect to Board members’ attendance at annual meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

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

Item 10.           Executive Compensation.

Executive Compensation

The following table summarizes the compensation paid to all persons acting as President or Chief Executive Officer during the past fiscal year ended December 31, 2006. No other executive officers received annual compensation in excess of $100,000 during Fiscal 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Wilf Ouellette President, CEO, CFO (1)	2006	15,141	Nil	Nil	Nil	Nil	Nil	23,913 (2)	39,054
Robert Klein, President, CEO (3)	2006	4,493	Nil	Nil	Nil	Nil	Nil	Nil	4,493
	2005	1,718	Nil	Nil	Nil	Nil	Nil	Nil	1,718

(1)	Wilf Ouellette was appointed as President, Chief Executive Officer and Chief Financial Officer on May 5, 2006 and director on July 1, 2005.

(2)	Payment for consulting services made to 975110 Alberta Ltd., a company of which Mr. Ouellette is a director and has voting power and investment control.

(3)	Robert Klein was President, Chief Executive Officer and Chief Financial Officer from August 1, 2005 to May 5, 2006. He has been a director since August 1, 2005.

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, or change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $120,000 per executive officer.

Directors’ Compensation

We reimburse our directors for expenses incurred in connection with attending Board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended December 31, 2006.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2006. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

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

Stock Options/SAR Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in Fiscal 2006. As of December 31, 2006, none of executive officers or directors owned any of our derivative securities.

Item 11.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 27, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

	Number of
	Shares of	Percent of
Name, Position and	Common	Common
Address of Beneficial Owner	Stock (1)	Stock (2)
	(#)	(%)

Directors and Officers

Wilf Ouellette, Director, President,
CEO and CFO
78 Belleville Avenue	10,000,000 (3)	25.09
Spruce Grove, Alberta
Canada T7A 1H8

Margaret Hunt, Director, Secretary,
Treasurer
18090 – 58A Avenue, Unit B	Nil	Nil
Surrey, British Columbia
Canada V3S 1N6

Robert Klein, President, Director
455 Granville Street, Suite 201	Nil	Nil
Vancouver, British Columbia
Canada V6C 1T1

All Officers and Directors as a Group	10,000,000	25.09
(4 persons)

5% Shareholders

Carolyn Foster
120, 2181 Premier Way	7,570,000	19.00
Sherwood Park, Alberta
Canada T8H 0A2

1

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

2	Based on 39,850,364 issued and outstanding shares of common stock as of March 27, 2007.

3	10,000,000 shares are held by 975110 Alberta Ltd., a company of which Mr. Ouellette is a director and has voting power and investment control.

Item 12.           Certain Relationships and Related Transactions.

Except as otherwise indicated below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $120,000, and in which, to its knowledge, any of its directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

  On December 24, 2004, as amended on July 4, 2005, our wholly owned subsidiary, Syngas Energy Corp. purchased from 975110 Alberta Ltd., a company controlled by Wilf Ouellette, our President, CEO and a member of our Board of Directors, an integrated gasification production system. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. We purchased the asset by issuing 10,000,000 common shares of our stock to 975110 Alberta Ltd.

  On January 28, 2005, we entered into an agreement to acquire all of the outstanding stock of Syngas Energy Corp. At the time the agreement was entered into, Anish Somani was our President and the President of Syngas Energy. On June 30, 2005, we completed the acquisition of Syngas Energy by issuing 30,000,000 shares of our stock, which also included an issuance of 10,000,000 shares of our stock to 975110 Alberta Ltd., a company controlled by Wilf Ouellette, the President, CEO and a director of Syngas.

  On June 30, 2005, after we acquired 100% of the outstanding capital stock of Syngas Energy in exchange for the issuance of 30,047,500 shares of our stock issued to the five prior shareholders of Syngas Energy. We now own 100% of the issued and outstanding stock of Syngas Energy. The five prior shareholders of Syngas Energy held approximately 87% of the outstanding common stock of Syngas on completion of the transaction on June 30, 2005. Wilf Ouellette, the Chief Executive Officer of Syngas Energy and our President, CEO and a director, is a director and 50% owner of 975110 Alberta Ltd., which received 10,000,000 of our common shares pursuant to our acquisition of Syngas Energy. The 10,000,000 shares in Syngas Energy owned by 975110 Alberta Ltd. were exchanged for 10,000,000 shares in our common stock on June 30, 2005. However, pursuant to the terms of the Agreement, all 10,000,000 of our common shares issued to 975110 Alberta Ltd. are to remain in escrow until we have raised a minimum of $1,000,000 by way of equity private placements. On July 4, 2005, all of the parties to the Agreement, namely 975110 Alberta Ltd., Draycott Investments Ltd., Nilufar Jamani and Syngas, signed an Addendum amending the Agreement to add a section stating that if, by January 1, 2006 we have not raised a minimum of $1,000,000 by way of equity private placements, we will have the option until June 30, 2006, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in the gasification technology.

  On November 1, 2005, Syngas Energy, our wholly owned subsidiary, acquired rights, in consideration for an initial fee of $25,000, to a process and apparatus for low cost hydrogen generation through assignment of an agreement from 975110 Alberta Ltd. to Syngas Energy. 975110 Alberta Ltd. is owned and controlled by Wilf Ouellette, who is Chief Executive of Syngas Energy and the President, CEO and a director of Syngas.

Item 13.           Exhibits

Exhibits

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form 10-SB filed on November 30, 1999)

3.2	Certificate of Amendment (incorporated by reference from our Report of Form 8- K filed on February 24, 2005)

10.1	Share exchange agreement 1 dated January 28, 2005 (incorporated by reference from our Report on Form 8-K filed on April 14, 2005).

10.2	Share exchange agreement 2 dated January 28, 2005 (incorporated by reference from our Report on Form 8-K filed on April 15, 2005)

10.3	Assignment and relinquishment of Oil and gas interests agreement dated January 28, 2005 (incorporated by reference from our Report on Form 10-KSB filed on April 15, 2005)

10.4	Assignment Agreement dated February 14, 2005 between R. Sadowski and 975110 Alberta Ltd. (incorporated by reference from our Report on Form 8-K filed on November 4, 2005)

10.5	Assignment Agreement dated November 1, 2005 between 975110 Alberta Ltd. and Syngas Energy (incorporated by reference from our Report on Form 8-K filed on November 4, 2005)

10.6	Consulting agreement dated November 7, 2005 with 0719746 BC Ltd. (incorporated by reference from our Report on Form 10-QSB filed on November 21, 2005)

10.7	Letter of Intent with Salmon Arm Plastics Ltd. (incorporated by reference form our Report on Form 10-QSB filed on August 21, 2006).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U. S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14.           Principal Accountant Fees and Services.

The aggregate fees billed for the two most recently completed fiscal years ended December 31, 2006 for professional services rendered by the principal accountant for the audit of our company's annual financial statements and review of the financial statements included our Annual Report on Form 10-KSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2006	December 31, 2005
Audit Related Fees	18,775	23,675
Tax Fees	-	-
All Other Fees	-	-
Total	$18,775	$23,675

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNGAS INTERNATIONAL CORP.
a Nevada corporation

/s/ Wilf Ouellette
By: Wilf Ouellette, President, CEO
and Director

Date: April 10, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures

/s/ Wilf Ouellette__________________	Date: April 10, 2007
Wilf Ouellette, President, Chief
Executive Officer, Chief Financial Officer and Director

/s/ Margaret Hunt_________________	Date: April 10, 2007
Margaret Hunt, Secretary, Treasurer
and Director

/s/ Robert Klein___________________	Date: April 10, 2007
Robert Klein, Director