Form 10QSB
period 2007-03-31
Syngas International Corp.
filed 2007-05-15
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-28305

SYNGAS INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1880015

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

850 South Boulder Hwy., Suite 169
Henderson, Nevada 89015 - 7564	T7A 1H8
(Address of principal executive offices)	(Zip Code)

702-454-8800
(Issuer's telephone number)

78 Belleville Avenue, Spruce Grove, Alberta Canada
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [ x ] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[    ] Yes [    ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2007, the registrant’s outstanding common stock consisted of 41,850,364 shares.

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

Syngas International Corp.
(A Development Stage Company)
(Unaudited)

March 31, 2007

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	March 31,	December 31,
	2007	2006
	$	$
Assets
Current Assets
Cash and cash equivalents	2,030	4,694
Prepaid expenses and deposits	8,654	8,654
Total Current Assets	10,684	13,348
Intangible Asset (Note 4)	25,204	25,204
Total Assets	35,888	38,552

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	250,466	25,105
Accounts payable - related parties (Note 5(b))	17,975	219,585
Loans payable (Note 6)	67,099	67,062
Total Liabilities	335,540	311,752
Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 100,000,000 shares, with a $0.001 par value;
Issued: 39,850,364 shares	39,850	39,850
Additional Paid-in Capital	2,566,087	2,566,087
Accumulated Other Comprehensive Loss	(1,333)	(1,097)
Deficit Accumulated During the Development Stage	(2,904,256)	(2,878,040)
Total Stockholders’ Deficit	(299,652)	(273,200)
Total Liabilities and Stockholders’ Deficit	35,888	38,552

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the	For the	Accumulated from
	Three Months	Three Months	December 14, 2004
	Ended	Ended	(Date of Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007
	$	$	$
Revenue	–	–	–

Expenses
Consulting and management fees	1,278	353,337	2,381,591
General and administrative	6,855	7,432	115,561
Professional fees	18,083	12,291	142,070
	26,216	373,060	2,639,222
Loss before the following:	(26,216)	(373,060)	(2,639,222)
Gain on write-off of debt	–	–	5,826
Loss on write-off of receivable	–	–	(193,922)
Net loss	(26,216)	(373,060)	(2,827,318)
Other comprehensive loss
Foreign currency translation adjustment	(236)	19	(1,333)
Total Comprehensive Loss	(26,452)	(373,041)	(2,828,651)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.01)
Weighted Average Shares Outstanding	39,850,000	38,349,000

The accompanying notes are an integral part of these consolidated financial statements.

SYNGAS INTERNATIONAL CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the	Accumulated from
	Three Months	Three Months	December 14, 2004
	Ended	Ended	(date of Inception) to
	March 31,	March 31,	March 31,
	2007	2006	2007
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(26,216)	(373,060)	(2,827,318)

Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	–	–	994,563
Shares issued for expenses	–	366,284	1,295,504
Gain on write-off of debt	–	–	(5,826)
Loss on write-off of receivable	–	–	193,922

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	23,751	(13,915)	32,571
Loans payable	–	4,323	–
Accounts payable – related parties	–	(38)	–

Net Cash Used in Operating Activities	(2,465)	(16,406)	(316,584)

Investing Activities
Net cash acquired on business acquisition	–	–	565
Purchase of intangible asset	–	–	(25,000)
Receivable	–	–	(193,922)

Net Cash Used In Investing Activities	–	–	(218,357)

Financing Activities
Advances from related parties	–	–	224,734
Loans payable	–	–	14,389
Proceeds from issuance of common stock	–	18,750	299,144
Common stock subscribed	–	6,250	–

Net Cash Provided By Financing Activities	–	25,000	538,267

Effect of Exchange Rate Changes on Cash	(199)	19	(1,296)

Increase (Decrease) in Cash and Cash
Equivalents	(2,664)	8,613	2,030

Cash and Cash Equivalents, beginning of period	4,694	2,810	–

Cash and Cash Equivalents, end of period	2,030	11,423	2,030

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities

Common stock issued for intangible asset	–	–	204

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

As of March 31, 2007, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $2,904,256 since inception and at March 31, 2007, has a working capital deficiency of $324,856 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

2.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No.157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

5.	Related Party Transactions

	a.	As at March 31, 2007, $220,984 (December 31, 2006 – $201,764) is owing to former related companies. This amount is unsecured, non-interest bearing and has no terms of repayment. At March 31, 2007, this amount is included in accounts payable.

	b.	As at March 31, 2007, $17,975 (December 31, 2006 - $17,821) is owing to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

	c.	During the three month period ended March 31, 2007, the President of the Company was paid $851 (2006 - $nil) for management services.

6.	Loans Payable

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

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, January 1, 2007	2,079,667	$0.40
Outstanding at date of reverse
acquisition	-	-
Granted	-	-
Cancelled / Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2007	2,079,667	$0.40	3.62	$41,083
Exercisable, March 31, 2007	2,079,667	$0.40	3.62	$41,083

8.	Subsequent Events

a)

The Company entered into a Licensing Agreement dated April 9, 2007, with Re-Gen International Corporation (“Re-Gen”). Under the terms of the agreement, the Company agreed to grant licensing rights for the Company’s gasification technology in the United States of America. The term of the agreement is 10 years and is renewable at expiration for a further period of 10 years. Re-Gen must pay the Company a royalty of 12% of defined profit, to be calculated each month, or a minimum of $30,000 every three months for the first year, whichever is greater. After the first year, the minimum will be adjusted to $60,000 every three months.

	b)	The Company entered into an Executive Employment Agreement dated April 17, 2007, for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year.

c)

The Company entered into a Licensing Agreement dated April 24, 2007, with Beaufort Energy Solutions, Inc. (“BESI”). Under the terms of the agreement, the Company agreed to grant licensing rights for the Company’s gasification technology in the Province of British Columbia, Canada. The term of the agreement is 20 years and is renewable at expiration for a further period of 10 years. BESI must pay the Company a royalty of 10% of defined net income, to be paid within 30 days after the end of each quarterly accounting period.

d)

On April 26, 2007, the Company issued 2,000,000 shares of common stock with a fair value of $420,000 pursuant to a consulting agreement dated April 26, 2007 for the provision of consulting services for term of one year.

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

Overview

We were incorporated as a Nevada company on June 20, 1997. Our wholly owned subsidiary, Syngas Energy Corp. (“Syngas Energy”), was incorporated as a British Columbia company on December 14, 2004. We are a development stage company. As of March 31, 2007, we had not yet earned any revenues, had operational losses to date and had an accumulated deficit. As of March 31, 2007, we had net losses since inception in the amount of $2,904,256.

We have one wholly-owned subsidiary, Syngas Energy and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. On June 30, 2005, we completed the acquisition of Syngas Energy by issuing one common share for each share of Syngas Energy outstanding. We issued 30,047,500 shares of our common stock to the shareholders of Syngas Energy and as a result the former Syngas Energy shareholders became owners of approximately 82% of our outstanding common stock. Our acquisition of Syngas Energy was considered a reverse acquisition and Syngas Energy was considered the acquirer for accounting and financial reporting purposes. Accordingly our consolidated financial statements include our accounts since the effective date of the reverse acquisition (June 30, 2005), and the historical accounts of Syngas Energy since its inception December 14, 2004.

Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate revenues or raise equity capital or borrowings sufficient to meet current and future obligations. Our management plans to raise equity financings of approximately $2,450,466 over the next twelve months to finance operations, but there is no guarantee that we will be able to raise this money to fund our business plan.

Results of Operations for Three Months Ended March 31, 2007 and for the Period from December 14, 2004 (Date of Inception) to March 31, 2007

We incurred a net loss of ($2,904,256) since December 14, 2004 (date of inception) to March 31, 2007. As of March 31, 2007 we had a working capital deficiency of $324,856.

For the three months ended March 31, 2007, we incurred a net loss of ($26,216) compared to $373,066 for the same period in 2006. For the three months ended March 31, 2007, our net loss per share was ($0.00), compared to ($0.01) for the same period in 2006.

Lack of Revenues

Since December 14, 2004 (date of inception of Syngas Energy) to March 31, 2007, we have not yet generated any revenues. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2006 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

Total expenses for the quarterly period ended March 31, 2007 were $26,216, compared to total expenses of $373,060 for the quarterly period ended March 31, 2006. The decrease was due to a reduction in consulting and management fees. Our consulting and management fees for the three months ended March 31, 2006 were $353,337, compared to our most recent quarter ended March 31, 2007, where our consulting and management fees were only $1,278. Our consulting and management fees of $1,278 for the three months ended March 31, 2007 consisted mainly of amounts paid to our CEO and CFO and fees paid to our other officers. Our total expenses from December 14, 2004 (date of inception) to March 31, 2007 were $2,639,222 and consisted of $2,381,591 in consulting and management fees, $115,561 in general and administrative fees, and $142,070 in professional fees.

Our general and administrative expenses decreased by $577 from $7,432 for the three months ended March 31, 2006 to $6,855 for the period ending March 31, 2007. Our administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees of $18,083 for the three months ended March 31, 2007 consisted primarily of legal, accounting and auditing fees. For the same period in 2006, our professional fees were $12,291.

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
We intend to maintain our current model of commercializing our proprietary processes to produce energy using environmentally friendly methods. We also intend to expand our product offerings in terms of the type of energy produced and the methodologies used to produce these energies. We have engaged a team of engineer consultants to prepare and file patents on several technologies, including the PyStR process, the M2 Fluidized Bed Gas Generator described below. We will also be seeking accredited valuations for these intellectual properties in a variety of markets including the U.S., Germany and Canada.

M2 Fluidized Bed Gas Generator (Gasifier) (“M2”)

In Fiscal 2005 we acquired Syngas Energy along with all rights and title to its advanced gasification process. Subsequently, we completed a prototype of the gasification technology. The M2 is an air blown fluid bed gasifier, which converts waste solid fuel sources into a gaseous form. The M2 gas produced can be used in most boilers, kilns and furnaces to offset the use of natural gas.

The M2 fluidized bed gasification process offers substantial benefits compared to simple burning processes, and other forms of gasification. The gasifier has been successfully used to convert biomass wastes (i.e. wood wastes, bark, and agricultural wastes) into a clean fuel gas that can be used to fire various types of industrial equipment.

The overall thermal efficiency of fluid bed gasifiers is typically in the range of 75% to over 90%, depending on the ash and moisture content of the fuel. Unlike some burners (such as suspension burners) or old style fixed bed gasifiers, the fluid bed gasifiers can operate satisfactorily with highly variable feed materials ranging from coal, shredded wood and bark to sawdust fines, or lump wood with particle sizes of less than 1 1/2 - 2 inches. In contrast, other types of gasifiers or burners require either dry pellets, nuggets of clean wood, or uniformly dry sander dust. Thus the various types of fuels generally available around lumber mills can be used in fluid bed gasifiers with good results. The fluid bed gasifier does not have moving grates or other moving parts in the high temperature regions of the bed. Where there are moving parts, heavy duty industrial components proven in lumber and pulp mill operations are used. Reliability is thus high.

The size of energy conversion systems is generally dictated by their air flow. Because fluid bed gasifiers use comparatively small amounts of air, the equipment is comparatively small and compact. This permits systems to be completely shop fabricated and assembled on skids thereby reducing purchase price and installed costs. Because the process produces a fuel gas rather than just quantities of heat, it can be easily applied to a variety of industrial processes including boilers, dry kilns, veneer dryers, or several pieces of equipment at once. Operation with wood/bark fuels results in very low emissions, including low NOx, carbon monoxide, and particulate emissions.  No "tail end" exhaust cleanup devices are required.

PyStR Process – Hydrogen Production

In 2005, through our wholly owned subsidiary Syngas Energy, we acquired world wide exclusive licenses to develop, produce and market PyStR, a low cost proprietary hydrogen production technology.

Pyrolysis Steam Reformer (PyStR™)

The PyStR™ Technology system incorporates a novel, jetting, very high heat transfer direct fuel and sorbent contact reactor which is utilized to steam reform coal, giant cane, wood chips, or any other biomass, and chemically separate carbon dioxide. The pyrolysis of biomass is accomplished by direct contact between the biomass fuel stock and hot granular calcined lime at moderate pressures. The lime is re-carbonated to limestone directly producing near pure H2 and heat for endothermic (heat consuming)

steam reforming. The resulting limestone stream is then re-circulated and re-calcined (regenerated removing the CO2). Essentially 100% of the CO2 can be prevented from entering the atmosphere.

The PyStR™ technology is an inexpensive and simple method of reforming hydrocarbons (carbonaceous materials) and calcining lime to chemically separate hydrogen and carbon dioxide into two separate streams. It converts common cheap ingredients (coal or wood, air, water) into near pur streams of hydrogen (H2), carbon dioxide (CO2) and nitrogen (N2).  It produces no flue gas.

The technology produces near pure hydrogen in a single step process simply by feeding coal or biomass chips into a hot jetting granular lime filled reactor. The biomass is pyrolyzed and steam reformed into hydrogen and oxides of carbon, which immediately react with the lime producing heat to sustain pyrolysis and steam reforming while also forming limestone. A novel gas/solids separator returns the sorbent (limestone) to an indirect calciner, where the limestone is re-calcined (effectively separating out a stream of near pure carbon dioxide) and re-circulated back to the reactor as lime. Separate streams of near pure hydrogen and carbon dioxide exit the reactor. Thus the direct hydrogen production, gas/solids separation, and re-calcination steps achieved within this novel reactor are all significant improvements over existing state-of-the-art technologies. Moreover, it greatly simplifies the process. We are focusing our efforts in getting this technology to market. We plan to complete a prototype and commercialize the PyStR hydrogen production process during 2007.

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

Modular Advanced Controlled Air Incinerator

Our type of incinerators are Modular, Controlled Air, Factory Built, and Packaged Units. The fundamental operating description is Starved Ignition Chamber, Excess Air Combustion Chamber. These are not Pyrolytic Units since air is introduced into the Ignition chamber. All units are designed and rated on a Burning Rate Basis, meaning they will burn the waste as fast as it is c h a r g e d . The integrated design of the ignition chamber, flame port and combustion chamber allows proper and constant gas velocities to insure proper air/fuel (waste) ratios for optimum combustion efficiency.
The units are ideally suited for medical waste and moderately prepared municipal waste disposal.

Beiseker Medical Waste Facility

In 2005 we commenced negotiations to enter into a formal agreement with the Beiseker Medical Waste Facility. If we are successful in reaching an agreement, this facility will act as a co-generation plant to start, with further expansion capacity to sell energy (electricity) directly to the grid. Negotiations are ongoing. In January, 2006, we entered into a non-binding letter of intent with Beiseker Envirotech, owned by Globetech Environmental Inc. to enter into a joint venture. Medical waste products, if misused, mishandled or not disposed of properly, could cause significant harm. Gasification not only ensures that expired medical waste and used equipment will not cause harm, but can do it in a way that produces energy, cuts costs and saves the environment from needless land filling. We hope to enter into a joint venture with Beiseker Envirotech to use our technologies to covert medical waste to energy. The Agreement with Globetech Environmental Inc. was subsequently frustrated due to the previous owner, Cristallo Holdings Inc., taking over the facility. Negotiations are now ongoing with Cristallo Holdings Inc. We anticipate concluding this negotiation in the second quarter of 2007.

Management also anticipates searching out and securing other uses for PyStR and the advanced gasification offerings across different industries and geographic locations.

Beaufort Energy Services Incorporated

On April 24, 2007, we entered into a Licensing Agreement with Beaufort Energy Solutions, Inc. (“BESI”). Under the terms of the agreement, we agreed to grant licensing rights for our gasification technology in the Province of British Columbia, Canada. The term of the agreement is 20 years and is renewable at expiration for a further period of 10 years. BESI must pay us a royalty of 10% of defined net income, to be paid within 30 days after the end of each quarterly accounting period. Pursuant to the agreement, BESI will seek opportunities for our products throughout British Columbia to provide electric power generation and liquid fuels to supply local consumers, businesses, BC Hydro, government and semi-government end users. Also, we anticipate that BESI will pursue installation of our technologies for waste disposal, power generation, and productions of liquid fuels.

Re-Gen International Corporation

On April 9, 2007, we entered into a Licensing Agreement with Re-Gen International Corporation (“Re-Gen”). Under the terms of the agreement, we agreed to grant licensing rights for our PyStR and gasification technology in the U.S.. The term of the agreement is 10 years and is renewable at expiration for a further period of 10 years. Re-Gen must pay us a royalty of 12% of defined profit, to be calculated each month, or a minimum of $30,000 every three months for the first year, whichever is greater. After the first year, the minimum will be adjusted to $60,000 every three months.

Re-Gen plans to l supply a chain of affiliated companies in one location with the needed energy drawn from biomass waste. Re-Gen plans to begin a U.S.-wide campaign of recycling a certain biomass waste (railroad crossties) which until now has not been recycled. Our gasifiers and fuel preparation equipment will be directed to this market. Our management believes that the U.S. will require numerous gasifiers and equipment to process the accumulated waste currently being generated.

Re-Gen is also establishing offices in Brazil, Chile, and other international areas to represent us and market our gasification units and technologies.

Liquidity and Capital Resources

We do not expect to generate any revenues over the next twelve months. As of March 31, 2007, our total current assets were $10,684, which was comprised of $2,030 in cash or cash equivalents, $8,654 in prepaid expenses and deposits Our total current liabilities were $335,540 for a total working capital deficit of $324,856. We expect to incur substantial losses over the next two years.

Our accumulated deficit was $2,904,256 as at March 31, 2007. Our net loss of ($2,904,256) from December 14, 2004 (date of inception) to March 31, 2007 was mostly funded by our equity financing.

During the three months ended March 31, 2007, we have not raised any equity finance.

We used net cash in operations of $2,465 for the three months ended March 31, 2007 and we did not use any net cash used in investing.

During the three months ended March 31, 2007 our monthly cash requirement was approximately $8,739, including $2,285 monthly in administrative activities. At the end of the period as at March 31, 2007, we had cash of $2,030, which we anticipate will not cover our costs for even one month according to our current monthly burn rate which is estimated at $20,000 monthly. We will need to raise additional funds in debt or equity financing to meet our monthly expensed, which are estimated at $20,000 monthly.

We believe that we need approximately an additional $2,228,859 to meet our capital requirements over the next 12 months (beginning April 1, 2007) for the following estimated expenses:

Expense	Amount
Marketing our gasification technology	$500,000
Development of our PyStR technology	$1,200,000
Payment of accounts payable and accrued liabilities	$250,466
General administrative expenses	$500,000
Total	$2,450,466

Of the $2,450,466 we need for the next 12 months, we had $2,030 in cash or cash equivalents as of March 31, 2007, and we intend to raise the balance of our cash requirements (approximately $2,448,436) from private placements and possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. If we fail in raising capital, our business may fail.

To the extent that we consider acquisitions as a means to expand, or if we decide to commence with the manufacture of applications of our technology, we will require additional funds. We intend to sell stock to finance our capital requirements. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we are unsuccessful in raising enough money through private placements and the direct offering, we may review other financing possibilities such as bank loans. If we cannot raise at least $2,448,436 over the next 12 months we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

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

Research and Development

We anticipate that we will spend $1,200,000 on research and development over the next twelve months to upgrade our PyStR technology, including upgrading a prototype. If we are successful in acquiring other technologies, we may increase our research and development budget.

Purchase of Significant Equipment

At this time we do not have any concrete plans to purchase any significant equipment during the next 12 months, although we are reviewing the possibility of purchasing a plasma gasification unit. At this time we do not know what the costs of such an acquisition would be.

Marketing

We plan to market our gasification unit by means of demonstrating a portable mobile gasification unit which will showcase the gasifier to generating power from a variety of feedstock such as wood waste, bio-mass, coal, petroleum coke, lignite and in addition a second trailer featuring the PystR™ process combined with the gasifier generating hydrogen and oxygen form any available carbon source such as coal, wood waste, lignite and petroleum coke.

We plan on hiring consultants to contact companies with waste facilities, such as lumber waste and municipal waste. We believe that our PyStR technology is suitable for companies in the oil and gas business and in the shipping business. We plan on targeting such companies through sales consultants that we will hire. Our marketing plan includes attending several oil and gas, and alternative energy trade shows during the next year. We are currently negotiating with several consultants to act as sales persons for our technologies. Our gasification technology was shown and PyStR process explained to several potential clients during the months of May and June 2006. We plan to attend several trade conferences in the next year.

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

We entered into an Executive Employment Agreement with Mr. Ouellette dated April 17, 2007, for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year.

In addition to employing Wilf Ouellette, our President and Chief Executive Officer, we have recently engaged a technical officer. Such an increase on the number of employees may significantly increase our monthly expenses and such increase in our monthly expenses depends on the number of employees we ultimately retain, if any. To facilitate our growth we anticipate hiring independent sales and marketing consultants. We currently engage people as outside contractors and consultants for bookkeeping, legal, accounting, website development and audit functions.

Consulting Arrangements

On April 26, 2007, we entered into a consulting arrangement with Ron Foster and issued 2,000,000 shares of common stock with a fair value of $420,000 pursuant to a consulting agreement dated April 26, 2007 for the provision of consulting services for term of one year.

Known Material Trends and Uncertainties

As of March 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated. This change in accounting methodologies has created no change to our income from operations for the period ended March 31, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Effective immediately we have changed our address to the following:

850 South Boulder Hwy., Suite 169
Henderson, Nevada 89015 - 7564

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

SYNGAS INTERNATIONAL CORP.

Dated: May 15, 2007	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer,
Chief Financial Officer
Principal Accounting Officer