Form 10QSB
period 2007-06-30
Energy Quest Inc.
filed 2007-08-15
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-28305

Energy Quest Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1880015

(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

850 South Boulder Hwy., Suite 169
Henderson, Nevada	89015 - 7564
(Address of principal executive offices)	(Zip Code)

(702) 568 4131
(Issuer's telephone number)

_______________
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

As of August 14, 2007, the registrant’s outstanding common stock consisted of 2,165,049 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our financial statements are stated in US dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All dollar amounts in this report refer to US dollars unless otherwise indicated.

As used in this report, the terms "we", "us", "our", or "Energy Quest" mean Energy Quest Inc., unless otherwise indicated.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)

June 30, 2007

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars) (unaudited)

	June 30,	December 31,
	2007	2006
	$	$
Assets
Current Assets
Cash and cash equivalents	3,349	4,694
Prepaid expenses and deposits	345,659	8,654
Note receivable	61,039	–
Total Current Assets	410,047	13,348
Intangible Asset (Note 4)	25,204	25,204
Total Assets	435,251	38,552

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	118,847	25,105
Accounts payable - related parties (Note 5(b),(c) and (d))	69,678	219,585
Loans payable (Note 6)	289,037	67,062
Total Liabilities	477,562	311,752
Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued: 2,165,049 shares (December 31, 2006 – 1,992,518 shares)	2,165	1,993
Additional Paid-in Capital	3,114,272	2,603,944
Accumulated Other Comprehensive Loss	(3,844)	(1,097)
Deficit Accumulated During the Development Stage	(3,154,904)	(2,878,040)
Total Stockholders’ Deficit	(42,311)	(273,200)
Total Liabilities and Stockholders’ Deficit	435,251	38,552

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Six Months	Six Months	December 14, 2004
	Ended	Ended	Ended	Ended	(Date of Inception)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2007	2006	2007	2006	2007
	$	$	$	$	$
Revenue	–	–	–	–	–

Expenses
Consulting and management fees	137,581	803,314	138,859	1,156,651	2,519,172
General and administrative	18,291	4,688	25,146	12,120	133,852
Professional fees	95,336	20,148	113,419	32,439	237,406
	251,208	828,150	277,424	1,201,210	2,890,430
Loss before the following:	(251,208)	(828,150)	(277,424)	(1,201,210)	(2,890,430)
Interest income	560	–	560	–	560
Gain on write-off of debt	–	–	–	–	5,826
Loss on write-off of receivable	–	–	–	–	(193,922)
Net loss	(250,648)	(828,150)	(276,864)	(1,201,210)	(3,077,966)
Other comprehensive loss
Foreign currency translation adjustment	(2,511)	(1,213)	(2,747)	(1,194)	(3,844)
Total Comprehensive Income (Loss)	(235,159)	(829,363)	(279,611)	(1,202,404)	(3,081,810)
Net Income Per Share – Basic and Diluted	(0.12)	(0.43)	(0.13)	(0.62)
Weighted Average Shares Outstanding	2,116,000	1,942,800	2,054,000	1,930,200

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the	Accumulated from
	Six Months	Six Months	December 14, 2004
	Ended	Ended	(date of Inception) to
	June 30,	June 30,	June 30,
	2007	2006	2007
	$	$	$

Cash Flows Used In Operating Activities
Net income (loss)	(276,864)	(1,201,210)	(3,077,966)

Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	74,795	654,801	1,069,358
Shares issued for expenses	–	499,284	1,295,504
Gain on write-off of debt	–	–	(5,826)
Loss on write-off of loan receivable	–	–	193,922

Changes in operating assets and liabilities:
Accrued interest	(539)	–	(539)
Accounts payable and accrued liabilities	93,742	(10,914)	102,562
Accounts payable – related parties	58,267	1,117	58,267

Net Cash Used in Operating Activities	(50,599)	(56,922)	(364,718)

Investing Activities
Net cash acquired on business acquisition	–	–	565
Purchase of intangible assets	–	–	(25,000)
Loan receivable	(60,500)	–	(254,422)

Net Cash Used In Investing Activities	(60,500)	–	(278,857)

Financing Activities
Advances from related parties	–	31,444	224,734
Proceeds from issuance of common stock	90,500	70,000	389,644
Loans payable	19,254	–	33,643

Net Cash Provided By Financing Activities	109,754	101,444	648,021

Effect of Exchange Rate Changes on Cash	–	(1,194)	(1,097)

Increase (Decrease) in Cash and Cash
Equivalents	(1,345)	43,328	3,349

Cash and Cash Equivalents, beginning of period	4,694	2,810	–

Cash and Cash Equivalents, end of period	3,349	46,138	3,349

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities

Common stock issued for intangible asset	–	–	204

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations and Going Concern Considerations

On January 28, 2005, Energy Quest Inc. (“Energy Quest”) entered into two Share Exchange Agreements to acquire all of the shares of Syngas Energy Corp. (“Syngas Energy”). Syngas Energy was incorporated in the Province of British Columbia, Canada, on December 14, 2004, and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Energy Quest intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. Syngas Energy is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” Effective June 30, 2005, the acquisition of Syngas Energy by Energy Quest was completed through the issuance of one share of Energy Quest common stock for each share of Syngas Energy outstanding. Energy Quest issued 30,047,500 (1,502,375 post reverse stock split) shares of common stock to the shareholders of Syngas Energy, and as a result, the former Syngas Energy shareholders own approximately 82% of the outstanding common stock of Energy Quest. On May 31, 2007, Energy Quest changed its name from Syngas International Corp. to Energy Quest.

The acquisition of Syngas Energy by Energy Quest is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Syngas Energy is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Energy Quest. Assets acquired and liabilities assumed are reported at their historical amounts.

These consolidated financial statements include the accounts of Energy Quest since the effective date of the reverse acquisition (June 30, 2005) and the historical accounts of its wholly-owned subsidiary, Syngas Energy, since inception (collectively, the “Company”). All significant inter-company balances and transactions have been eliminated on consolidation.

As of June 30, 2007, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $1,000,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $3,154,904 since inception and at June 30, 2007, has a working capital deficiency of $67,515 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

On July 17, 2007, the Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission which was declared effective on July 25, 2007, to register 1,679,000 shares of common stock. Of the 1,679,000 shares registered, 1,000,000 shares are being directly offered at $3.00 per share for gross proceeds of $3,000,000, and 679,000 shares are for resale by existing stockholders of the Company at prevailing market price established on the OTC Bulletin Board at the time of sale or any prices as the selling shareholders determine. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

Energy Quest Inc.
(Formerly Syngas International Corp.)
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

On December 24, 2004, the Company purchased an integrated gasification production system from the CEO of the Company. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The Company purchased the asset by issuing 10,000,000 common shares of the Company and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it had the option, until June 30, 2007, of cancelling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. At June 30, 2007, the asset has been transferred to the Company and the 10,000,000 common shares were released from escrow.

5.	Related Party Transactions

a)

As at June 30, 2007, $222,171 (December 31, 2006 – $201,764) is owing to former related companies. This amount is unsecured, non-interest bearing and has no terms of repayment. At June 30, 2007, this amount is included in loans payable.

b)	As at June 30, 2007, $19,611 (December 31, 2006 - $17,821) is owing to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

c)

During the six month period ended June 30, 2007, the Company recorded $38,351 (2006 - $nil) for management services provided by the President of the Company. At June 30, 2007, the Company was owed $8,200 by the President of the Company. At June 30, 2007, $24,779 is included in due to related parties.

d)

During the six month period ended June 30, 2007, the Company recorded $25,288 (2006 - $nil) for management services provided by the Treasurer of the Company. At June 30, 2007, this amount is included in due to related parties.

6.	Loans Payable

Loans payable are unsecured, non-interest bearing and are due on demand.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

7.	Common Stock

a)

On April 26, 2007, the Company issued 100,000 post reverse stock split shares of common stock with a fair value of $420,000 for the provision of consulting services for term of one year pursuant to a consulting agreement dated April 26, 2007.

	b)	On April 26, 2007, the Company completed a private placement and issued 15,000 post reverse stock split shares of common stock for proceeds of $30,000.

	c)	On April 26, 2007, the Company issued 57,500 post reverse stock split shares of common stock for proceeds of $60,500.

d)

On May 31, 2007, the Company effected a reverse stock split of its common stock in a ratio of one (1) new share for every twenty (20) existing shares of common stock. As a result, the issued and outstanding share capital decreased from 43,300,364 shares of common stock to 2,165,049 shares of common stock. The Company also increased its authorized capital from 100,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001. All share amounts have been retroactively adjusted for all periods presented.

8.	Stock Options

On February 25, 2005, the Company adopted a Stock Option Plan (“the 2005 Stock Option Plan”) under which the Company is authorized to grant options to acquire up to a total of 4,000,000 common shares. The term of any stock options granted under the plan is limited to ten years. On June 25, 2007, the Company terminated the 2005 Stock Option plan and cancelled all outstanding options granted under the 2005 Stock Option Plan. The Company removed from registration all remaining registered unissued options on July 17, 2007. Shares of the Company’s common stock that have been offered, issued and sold upon the exercise of options remain effective. See Note 10(b).

On July 19, 2005, the Company adopted the 2005 Non-Qualified Stock Compensation Plan (the “2005 Non- Qualified Plan”) under which the Company is authorized to issue up to 1,000,000 shares of common stock. On September 26, 2005, these shares were registered on a Form S - 8 registration. On June 25, 2007, the Company terminated the 2005 Non-Qualified Plan and removed from registration all remaining registered unissued common shares on July 17, 2007. Shares of the Company’s common stock that have been offered, issued and sold under the 2005 Non-Qualified Plan remain effective. See Note 10(b).

On September 16, 2005, the Company adopted the September 2005 Non-Qualified Stock Compensation Plan (the “September 2005 Non-Qualified Plan”) under which the Company is authorized to issue up to 2,000,000 shares of common stock. On September 26, 2005, these shares were registered on a Form S - 8 registration. On June 25, 2007, the Company terminated the September 2005 Non-Qualified Plan and removed from registration all remaining registered unissued common shares on July 17, 2007. Shares of the Company’s common stock that have been offered, issued and sold under the 2005 Non-Qualified Plan remain effective. See Note 10(b).

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

8.	Stock Options (continued)

A summary of the Company’s stock option activity is as follows:

Weighted
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
Outstanding, January 1, 2007	2,079,667	$0.40
Outstanding at date of reverse
acquisition	–	–
Granted	–	–
Cancelled / Forfeited	(2,079,667)	$0.40
Exercised	–	–
Outstanding, June 30, 2007	–	–	–	–
Exercisable, June 30, 2007	–	–	–	–

9.	Commitments

a)

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

b)

The Company entered into an Executive Employment Agreement dated April 17, 2007, for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year. The agreement expires March 31, 2012. The Company recognized $37,500 of management fees for the six month period ended June 30, 2007.

c)

The Company entered into an Executive Employment Agreement dated April 17, 2007, for the position of Secretary and Treasurer, for a period of sixty months at a base salary of $130,000 per year. The agreement expires April 20, 2012. The Company recognized $25,288 of management fees for the six month period ended June 30, 2007.

d)

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

10.	Subsequent Events

a)

On July 24, 2007, the Company entered into an agreement with I-Coda Group, of Edmonton, Alberta, Canada, for the manufacture of units using the Company’s PyStRTM (pyrolitic steam reforming) and M2 fluidized bed gas generator gasification technology for a one year term. The agreement will be renewed annually unless terminated by either party on two months notice. Pursuant to the agreement, I-Coda has agreed to manufacture and package both the PyStR and M2 gasification units, for which the Company will pay the cost of manufacturing the units plus 15% and all taxes. The agreement prohibits I-Coda from manufacturing products that will compete with the gasification units and allow the Company to retain all intellectual property relating to the design of the units. Any intellectual property developed jointly by the parties pursuant to the agreement will be the exclusive property of the Company.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Notes to the Consolidated Financial Statements
(Expressed in US dollars)
(unaudited)

10.	Subsequent Events (continued)

b)

On July 17, 2007, the Company filed a Post-Effective Amendment No. 1 on Form S-8 to deregister all remaining unissued options under the 2005 Stock Option Plan, 2005 Non-Qualified Stock Compensation Plan and the September 2005 Non-Qualified Stock Compensation Plan (the “Plans”), pursuant to the termination of the Plans on June 25, 2007.

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

Overview

We were incorporated as a Nevada company on June 20, 1997. We are a development stage company. We have never generated any revenues, have incurred losses since inception, and we have only recently begun operations. We design, build, lease and in some cases operate the following gasification technologies with broad potential application within the energy field:

  Pyrolysis Steam Reformer (“PyStR™”) utilized for steam reformation of coal and other carbonaceous feedstocks, and separating hydrogen and carbon dioxide into separate streams;
  M2 Fluidized Bed Gas Generator (“M2”), an air blown fluid bed gasifier which converts waste solid fuel sources into gaseous form, and
  Modular Advanced Controlled Air Incinerator, which allows for incineration of waste, and is ideally suited to medical waste and moderately prepared municipal waste

Our principal offices are located at 850 South Boulder Highway, Suite 169, Henderson, Nevada. Our fiscal year end is December 31. We changed our name from Syngas International Corp. to Energy Quest Inc. on May 31, 2007.

We have one wholly-owned subsidiary, Syngas Energy Corp., and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Syngas Energy was incorporated as a British Columbia company on December 14, 2004.

We are in the process of building equipment that we intend to license and lease. On July 24, 2007 we entered into an agreement with I-Coda Group, of Edmonton, Alberta, for the manufacture of units using our PyStR™ and M2 gasification technology. In 2007 we also entered into other two agreements for exclusive licenses of our technologies in geographic territories with two companies. In addition, we engaged two marketing consultants for market development and commercialization activities in 2007.

On May 31, 2007 we effected a reverse stock split in a ratio of one new share for every twenty existing common shares of our outstanding stock. Prior to the reverse stock split there were 43,300,364 shares of our common stock outstanding, and after the reverse stock split there were 2,165,049 shares of our common stock outstanding.

Over the next twelve months (beginning August 1, 2007) we plan to spend approximately $2,960,000 on marketing our technology, developing our PyStR™ technology and our operation expenses. We will be dependent on future financing in order to maintain our operations and carry out our business plan. We currently do not have sufficient financing to carry out our business plan and there is no assurance that we will be able to obtain the necessary financing. Accordingly, there is uncertainty about our ability to continue our operations. If we cease our operations, you may lose your entire investment in our stock.

Results of Operations

Lack of Revenues

Since our inception on December 14, 2004 to June 30, 2007, we had not yet earned any revenues. As of June 30, 2007, we had an accumulated deficit of $3,154,904. At this time, our ability to generate any significant revenues continues to be uncertain. The auditor's report on our December 31, 2006 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $3,077,966 since December 14, 2004 (date of inception) to June 30, 2007. For the three months ended June 30, 2007, we had net income of $250,648 compared to net loss of $828,150 for the same period in 2006. For the six months ended June 30, 2007, we had net loss of $276,864 compared to net loss of $1,201,210 for the same period in 2006. On June 25, 2007, we terminated the 2005 Stock Option plan and cancelled all outstanding options granted under the 2005 Stock Option Plan.

For the three months ended June 30, 2007, our net income per share was $0.12, compared to net loss of $0.43 per share for the same period in 2006. For the six months ended June 30, 2007, our net income per share was $0.13, compared to net loss of $0.62 per share for the same period in 2006.

Expenses

Our total expenses from December 14, 2004 (date of inception) to June 30, 2007 were $2,890,430 and consisted of $2,519,172 in consulting and management fees, $133,852 in general and administrative fees, and $237,406 in professional fees. Total expenses for the three months ended June 30, 2007 were $251,208, compared to total expenses of $828,150 for the same period in 2006. Total expenses for the six months ended June 30, 2007 were $277,424, compared to total expenses of $1,201,210 for the same period in 2006.

Our consulting and management fees for the three months ended June 30, 2007 were $137,581, compared to $803,314 for the same period in 2006. Our consulting and management fees for the six months ended June 30, 2007 were $138,859, compared to $1,156,651 for the same period in 2006. Our consulting and management fees consisted mainly of amounts paid to our CEO and CFO and fees paid to our other officers and consultants.

Our general and administrative expenses increased to $13,603 from $4,688 for the three months ended June 30, 2006 to $18,291 for the same period ended June 30, 2007. Our general and administrative expenses increased $13,026 from $12,120 for the six months ended June 30, 2006 to $25,146 for the same period ended June 30, 2007. The increase in general and administrative expenses was mainly due to the increase in our day to day operating activities. Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees increased $75,188 to $95,336 for the three months ended June 30, 2007 from $20,148 for the same period in 2006. Our professional fees increased $80,980 to $113,419 for the six months ended June 30, 2007 from $32,439 for the same period in 2006. The increase in professional fees was due to additional legal and auditing services provided. Our professional fees consisted primarily of legal, accounting and auditing fees.

Plan of Operation

We believe that we need approximately an additional $2,960,000 to meet our capital requirements over the next 12 months (beginning August 1, 2007) for the following estimated expenses:

Description	Estimated Expense
Marketing our gasification technology	$600,000
Development of our PyStR™ technology	$1,200,000
Payment of accounts payable and accrued liabilities	$250,466
General and administrative expenses	$609,534
Professional fees	$100,000

Consulting fees	$200,000
Total	$2,960,000

Our corporate strategy for the next 12 months includes the following:

  Produce, sell, lease and maintain energy generators that we have developed;
  License our integrated gasification technology to third parties in North American, European and global markets;
  Retain an ownership in a portion of the co-generated energy, electricity, and synthesized liquid and gases, such as ethanol, methanol and methane being produced;
  Expand our business base through strategic relationships in worldwide markets;
  Identify partnerships that will benefit from having in-house energy production facilities;
  Identify technology acquisitions that will complement our technologies;
  Create additional service lines to complement current operations.

The PyStR™ Process

The PyStR™ technology is an inexpensive and simple method of reforming hydrocarbons (carbonaceous materials) and calcining lime to chemically separate hydrogen and carbon dioxide into two separate streams. It converts common cheap ingredients (coal or wood, air, water) into near pure streams of hydrogen (H2), carbon dioxide (CO2) and nitrogen (N2). It produces no flue gas.

In February 2006 we completed the CO2 capture unit for our PyStR™ technology. The captured CO2 can be injected into oil wells or coal seams to enhance oil recovery or coal-bed methane recovery respectively.

We have agreed to begin construction on a demonstration sized installation of the PyStR™ technology no later than February 14, 2008. Also, we are obligated to sell at least one commercial installation using the PyStR™ technology by the end of 2008. If we fail to carry out either of these obligations, all rights and interests in the hydrogen technology will revert back to the creator of the technology at the end of 2008.

M2 Fluidized Bed Gas Generator (Gasifier)

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

The Modular Advanced Controlled Air Incinerator

We have developed a Modular, Controlled Air, Factory Built and Packaged incinerator. The unit is a Starved Ignition Chamber, Excess Air Combustion Chamber. These are not Pyrolytic Units since air is introduced into the ignition chamber. All units are designed and rated on a Burning Rate Basis, meaning they will burn waste as fast as it is charged.

The integrated design of the ignition chamber, flame port and combustion chamber allows proper and constant gas velocities to insure proper air/fuel (waste) ratios for optimum combustion efficiency. The units are ideally suited for medical waste and moderately prepared municipal waste disposal.

Licensing and Manufacturing Agreements

On April 9, 2007 we entered into a license agreement with Re-Gen International Corporation (“Re-Gen”). Under the terms of the agreement, we agreed to grant licensing rights for our PyStR and gasification technology in the U.S. We also granted Re-Gen a right of first refusal to manufacture and produce the PyStR™ technology throughout the United States. The term of the agreement is 10 years and is renewable at expiration for a further period of 10 years. Re-Gen must pay us a royalty of 12% of defined profit, to be calculated each month, or a minimum of $30,000 every three months for the first year, whichever is greater. After the first year, the minimum will be adjusted to $60,000 every three months.

Re-Gen will utilize the gasification equipment provided by us to anchor a Full Green Circle ® project. Re-Gen will supply a chain of affiliated companies in one location with the needed energy drawn from biomass waste. Re-Gen is to begin a US-wide campaign of recycling a certain biomass waste (railroad crossties) that until now has not been recycled. Our gasifiers and fuel preparation fuel preparation equipment will be directed to this market which will require numerous gasifiers and equipment throughout the US to process the accumulated waste currently being generated. Re-Gen is also establishing offices in the US, and other international areas to represent us and market our gasification units and technologies.

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

The agreement provides for BESI to represent us on an exclusive basis in the territory of British Columbia., Canada for marketing and sales of the PyStR™ process and other gasification technologies. Pursuant to the agreement, BESI will seek opportunities for our products throughout British Columbia to provide electric power generation and liquid fuels to supply local consumers, businesses, BC Hydro, government and semi-government end users. Also, we anticipate that BESI will pursue installation of our technologies for waste disposal, power generation, and productions of liquid fuels.

On July 24, 2007 we entered into a manufacturing agreement with I-Coda Group, of Edmonton, Alberta, for the manufacture of units using our PyStR™ and M2 gasification technology. Pursuant to the agreement, I-Coda has agreed to manufacture and package both the PyStR and M2 gasification units, for which we will pay the cost of manufacturing the units plus 15% and all taxes. The parties have agreed to jointly develop commercial units using the PyStR technology for use in emerging markets around the world. The agreement prohibits I-Coda from manufacturing products that will compete with the gasification units and allows us to retain all intellectual property relating to the design of the units. Any intellectual property developed jointly by the parties pursuant to the agreement will be our exclusive property. The term of the agreement is one year and will be renewed annually unless terminated by either party on two months notice.

Liquidity and Capital Resources

We do not expect to generate any revenues over the next twelve months. As of June 30, 2007, our current assets were $410,047, which was comprised of $3,349 in cash and cash equivalents, $345,659 in prepaid expenses and deposits, and $61,039 in loan receivable. As of June 30, 2007 we had a working capital deficit of $67,515. Our net loss of $3,077,966 from December 14, 2004 (date of inception) to June 30, 2007 was mostly funded by our equity financing. We expect to incur substantial losses over the next two years.

We registered, on a Form SB-2, declared effective on July 25, 2007, 1,000,000 common shares for sale at a price of $3.00 per share. The shares will be sold for 180 days and, at our sole discretion, we may extend the offering for an additional 90 days.

During the six months ended June 30, 2007, we received net cash of $90,500 from financing activities. We used net cash of $50,599 in operating activities and we did not use any cash in investing activities. The slight decrease in cash and cash equivalents was $1,345 during the period for the six months ended June 30, 2007.

We believe that we need approximately $2,960,000 to meet our capital requirements over the next 12 months (beginning August 1, 2007). Of the $2,960,000, we had $3,349 in cash and cash equivalents as of June 30, 2007, and we intend to raise the balance of our cash requirements (approximately $2,957,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. If we fail in raising capital, our business may fail.

To the extent that we consider acquisitions as a means to expand, or if we decide to commence with the manufacture of applications of our technology, we will require additional funds. We intend to sell stock to finance our capital requirements. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we are unsuccessful in raising enough money through private placements or a direct offering, we may review other financing possibilities such as bank loans. If we cannot raise at least $2,957,000 over the next 12 months we will not be able to carry out our full business plan and we may not be able to become profitable and we may have to cease operations.

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

Research and Development

Since our inception, we have spent approximately $250,000 on research and development.

We anticipate that we will spend $1,200,000 on research and development over the next twelve months to upgrade our PyStR technology, including upgrading a prototype. If we are successful in acquiring other technologies, we may increase our research and development budget.

Intellectual Property

On December 24, 2004, we purchased an integrated gasification production system from our CEO. The technology combines modern gasification with gas turbine technologies to produce synthetic gas or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. We have not filed for any protection of our trademarks.

Employees and Consultants

Over the next twelve months, we anticipate an increase in the number of employees, if we complete our prototype gasification unit and begin the sales cycle.

On March 8, 2006 we engaged Ecogestion Ltd to assist us in marketing our technologies in the exclusive territory of Chile. Commissions will be paid to Ecogestion Ltd. for consummated agreements to install our technologies, and determined on a project by project basis.

On May 5, 2006, our board of directors appointed Wilf Ouellette as our President, Chief Executive Officer and Chief Financial Officer. Mr. Ouellette has been a director of us since July 1, 2005. Mr. Ouellette has been a director and the Chief Executive Officer of Syngas Energy, our wholly owned subsidiary, since February 2005. We entered into an executive employment agreement with Mr. Ouellette dated April 17, 2007, for the position of Chief Executive Officer, for a period of 60 months at a base salary of $150,000 per year.

On April 20, 2007 we entered into an officer employment agreement with Steve Eilers, for the position of Secretary and Treasurer, for a period of 60 months at a base salary of $130,000 per year.

On April 26, 2007 we entered into a consulting agreement with Ronald Foster for business development services for a period of one year, in return for an aggregate of 100,000 shares of our common stock (post- split).

On April 30, 2007 we engaged Challenge Capital, Inc. to act as our marketing consultant in the US, and to secure sales contracts with utilities, municipalities and industrial and institutional end users of our products, with a monthly required payment of $17,500.

On May 16, 2007 we engaged Walter Brown to assist us in marketing our technologies in the exclusive territory of Brazil. Commissions will be paid to Mr. Brown for consummated agreements to install our technologies, and determined on a project by project basis.

We also engage people as outside contractors and consultants for bookkeeping, legal, accounting, website development and audit functions. Any increase in the number of employees or consultants may significantly increase our monthly expenses. To facilitate our growth we anticipate hiring independent sales and marketing consultants.

Known Material Trends and Uncertainties

As of June 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On December 24, 2004, we purchased an integrated gasification production system from our CEO. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. We purchased the asset by issuing 10,000,000 shares of our common stock and a $25,000 payment. If by January 2006 we had not raised a minimum of $1,000,000 by way of equity private placements, we had the option, until June 30, 2007, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. At June 30, 2007, the asset has been transferred to us and the 10,000,000 common shares were released from escrow.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Description

3.1	Certificate of Amendment filed on May 10, 2007 (1)

10.1	Executive Employment Agreement with Wilf Ouellette dated April 17, 2007 (1)

10.2	License Agreement with Re-Gen International Corporation dated April 19, 2007 (1)

10.3	Executive Employment Agreement with Steve Eilers dated April 20, 2007 (1)

10.4	License Agreement with Beaufort Energy Solutions, Inc. dated April 24, 2007 (1)

10.5	Consulting Agreement with Ronald Foster dated April 26, 2007. (1)

10.6	Letter of Intent with Challenge Capital Inc. for US Marketing Services dated April 30, 2007 (1)

10.7	Representation Agreement for Brazil with Walter L. Brown dated May 16, 2007 (1)

10.8	Manufacturing Agreement with I-Coda Group dated July 24, 2007

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

(1) Included as exhibits on our Form SB-2 filed July 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Energy Quest Inc.

Date: August 14, 2007	By:	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer,
Chief Financial Officer
Principal Accounting Officer