Form 10QSB
period 2007-09-30
Energy Quest Inc.
filed 2007-11-19
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 2007

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

As of November 16, 2007, the registrant’s outstanding common stock consisted of 2,565,549 shares.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

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

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

ITEM 1. Financial Statements

Our unaudited interim consolidated financial statements are stated in US dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All dollar amounts in this report refer to US dollars unless otherwise indicated. When we refer to Energy Quest, we, our or us, we are referring to Energy Quest Inc.

Energy Quest Inc.

(Formerly Syngas International Corp.) (A Development Stage Company) (Expressed in US dollars) (Unaudited) September 30, 2007

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)
	September 30,	December 31,
	2007	2006
	$	$
Assets
Current Assets
Cash and cash equivalents	84,788	4,694
Prepaid expenses and deposits	239,796	8,654
Note receivable	61,801	–

Total Current Assets	386,385	13,348
Intangible Asset (Note 3)	25,204	25,204

Total Assets	411,589	38,552

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	143,221	25,105
Accounts payable - related parties (Note 4)	136,204	219,585
Loans payable (Note 5)	391,406	67,062

Total Liabilities	670,831	311,752

Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued: 2,165,049 shares (December 31, 2006 – 1,992,518 shares)	2,165	1,993
Additional Paid-in Capital	3,114,272	2,603,944
Accumulated Other Comprehensive Loss	(5,877)	(1,097)
Deficit Accumulated During the Development Stage	(3,369,802)	(2,878,040)

Total Stockholders’ Deficit	(259,242)	(273,200)

Total Liabilities and Stockholders’ Deficit	411,589	38,552

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Expressed in US dollars)
(Unaudited)

	For the	For the	For the	For the	Accumulated from
	Three Months	Three Months	Nine Months	Nine Months	December 14, 2004
	Ended	Ended	Ended	Ended	(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2007 $	2006 $	2007 $	2006 $	2007 $

Revenue	–	–	–	–	–

Expenses
Consulting and management fees	191,863	24,085	330,722	1,180,736	2,711,035
General and administrative	15,002	70,211	40,148	82,331	148,854
Professional fees	8,795	14,313	122,214	46,752	246,201

	215,660	108,609	493,084	1,309,819	3,106,090

Loss before the following:	(215,660)	(108,609)	(493,084)	(1,309,819)	(3,106,090)

Interest income	762	–	1,322	–	1,322
Gain on write-off of debt	–	5,827	–	5,827	5,826
Loss on write-off of receivable	–	–	–	–	(193,922)

Net loss	(214,898)	(102,782)	(491,762)	(1,303,992)	(3,292,864)
Other comprehensive loss
Foreign currency translation adjustment	(2,033)	(156)	(4,780)	(1,350)	(5,877)

Total Comprehensive Loss	(216,931)	(102,938)	(496,542)	(1,305,342)	(3,298,741)

Net Loss Per Share – Basic and Diluted	(0.10)	(0.05)	(0.24)	(0.67)

Weighted Average Shares Outstanding	2,165,000	1,965,000	2,092,000	1,942,000

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the	Accumulated from
	Nine Months	Nine Months	December 14, 2004
	Ended	Ended	(Date of Inception) to
	September 30,	September 30,	September 30,
	2007	2006	2007
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(491,762)	(1,303,992)	(3,292,864)

Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	180,658	654,801	1,175,221
Shares issued for expenses	–	499,284	1,295,504
Gain on write-off of debt	–	(5,827)	(5,826)
Loss on write-off of loan receivable	–	–	193,922

Changes in operating assets and liabilities:
Accrued interest	(1,301)	–	(1,301)
Accounts payable and accrued liabilities	117,897	(10,959)	126,717
Accounts payable – related parties	123,468	1,269	123,468

Net Cash Used in Operating Activities	(71,040)	(165,424)	(385,159)

Investing Activities
Net cash acquired on business acquisition	–	–	565
Purchase of intangible assets	–	–	(25,000)
Loan receivable	–	(182,388)	(193,922)

Net Cash Used In Investing Activities	–	(182,388)	(218,357)

Financing Activities
Advances from related parties	–	158,672	224,734
Proceeds from issuance of common stock	30,000	201,400	329,144
Loans payable	120,915	–	135,304

Net Cash Provided By Financing Activities	150,915	360,072	689,182

Effect of Exchange Rate Changes on Cash	219	(1,350)	(878)

Increase in Cash and Cash Equivalents	80,094	10,910	84,788

Cash and Cash Equivalents, beginning of
period	4,694	2,810	–

Cash and Cash Equivalents, end of period	84,788	13,720	84,788

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities

Common stock issued for intangible asset	–	–	204
Common stock issued fro promissory note	60,500	–	60,500

The accompanying notes are an integral part of these consolidated financial statements.

1.		Nature of Operations and Going Concern Considerations

On January 28, 2005, Energy Quest Inc. (“Energy Quest”) entered into two Share Exchange Agreements to acquire all of the shares of Syngas Energy Corp. (“Syngas Energy”). Syngas Energy was incorporated in the Province of British Columbia, Canada, on December 14, 2004, and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Energy Quest intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. Syngas Energy is in the development stage as defined under Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” Effective June 30, 2005, the acquisition of Syngas Energy by Energy Quest was completed through the issuance of one share of Energy Quest common stock for each share of Syngas Energy outstanding. Energy Quest issued 30,047,500 (1,502,375 post reverse stock split) shares of common stock to the shareholders of Syngas Energy, and as a result, the former Syngas Energy shareholders own approximately 82% of the outstanding common stock of Energy Quest. On May 31, 2007, Energy Quest changed its name from Syngas International Corp. to Energy Quest Inc.

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

As of September 30, 2007, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $120,000,000 over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives. The Company incurred losses from operations of $3,369,802 since inception and at September 30, 2007, has a working capital deficiency of $284,446 and these conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern.

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

2.		Summary of Significant Accounting Policies

	a)	Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These financial statements include accounts of the Company and its wholly-owned subsidiary, Syngas Energy Corporation. All intercompany transactions and balances have been eliminated. The Company’s fiscal year end is December 31.

2.	Summary of Significant Accounting Policies (continued)

	b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB filed on April 10, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at September 30, 2007, and the results of its operations and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

	c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, stock based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	e)	Foreign Currency Translation

The Company’s functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with SFAS No. 52 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

	f)	Long-lived Assets

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

2.	Summary of Significant Accounting Policies (continued)

	g)	Basic and Diluted Net Income (Loss) Per Share

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

	h)	Financial Instruments

The carrying value of cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued liabilities, Accounts payable – related parties, and loans payable approximate fair value due to the relatively short maturity of these instruments.

	i)	Intangible Asset

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

	j)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

3.	Intangible Asset

On December 24, 2004, the Company purchased an integrated gasification production system from the CEO of the Company. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The Company purchased the asset by issuing 500,000 post reverse stock split common shares of the Company and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it had the option, until June 30, 2007, of cancelling the shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. By September 30, 2007, the 500,000 common shares were released from escrow.

4.	Related Party Transactions

a.	As at September 30, 2007, $221,990 (December 31, 2006 – $201,764) is owing to former related companies. This amount is unsecured, non-interest bearing and due on demand. At September 30, 2007, this amount is included in loans payable.

b.	As at September 30, 2007, $20,936 (December 31, 2006 - $17,821) is owing to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

c.	During the nine-month period ended September 30, 2007, the Company recorded $75,851 (2006 - $nil) for management services provided by the President of the Company. At September 30, 2007, the Company was owed $8,200 by the President of the Company. At September 30, 2007, $57,480 is included in due to related parties.

d.	During the nine-month period ended September 30, 2007, the Company recorded $57,788 (2006 - $nil) for management services provided by the Treasurer of the Company. At September 30, 2007, this amount is included in due to related parties.

5.	Loans Payable

Loans payable are unsecured, non-interest bearing and are due on demand.

6.	Common Stock

	a)	On April 26, 2007, the Company issued 100,000 post reverse stock split shares of common stock with a fair value of $420,000 for the provision of consulting services for term of one year pursuant to a consulting agreement dated April 26, 2007.

	b)	On April 26, 2007, the Company completed a private placement and issued 15,000 post reverse stock split shares of common stock for proceeds of $30,000.

	c)	On April 26, 2007, the Company issued 57,500 post reverse stock split shares of common stock in exchange for a $60,500 promissory note receivable.

	d)	On May 31, 2007, the Company effected a reverse stock split of its common stock in a ratio of one (1) new share for every twenty (20) existing shares of common stock. As a result, the issued and outstanding share capital decreased from 43,300,364 shares of common stock to 2,165,049 shares of common stock. The Company also increased its authorized capital from 100,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001. All share amounts have been retroactively adjusted for all periods presented.

7.	Stock Options

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

A summary of the Company’s stock option activity is as follows:

		Weighted
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value

Outstanding, January 1, 2007	2,079,667	$ 0.40

Cancelled / Forfeited	(2,079,667)	$ 0.40

Outstanding, September 30, 2007	-	-	-	-

8.	Commitments

	a)	On September 4, 2007, the Company entered into a 0% Convertible Debenture due September 4, 2012 (the “Debenture”) with Jain Vasant (the “Creditor”) pursuant to which the Creditor agreed to loan $120,000,000 (the “Principal”) to the Company. The Debenture provides that the funds will be transferred to the Company within 10 business days after the Debenture documents are posted on Euroclear. The funds will be used for general working capital, finance the expansion of the Company’s business, acquire several revenue- producing companies and settle all outstanding debts of the Company. As at September 30, 2007, the agreement had not closed.

The Company agreed to pay the Creditor the balance of the Principal on September 4, 2012. At any time after September 4, 2012 and until September 4, 2017, the Creditor has the right to convert all, or a portion of, the Principal amount of the Debenture into common shares in the capital stock of the Company at a conversion price of $50 per share.

The Company has granted piggy-back registration rights to the Creditor, agreeing to the common shares in the capital stock of the Company underlying the Debenture according to the following:

the Company will register a maximum number of shares not to exceed one third of the shares of the public float (shares not held by affiliates of the Company) on the next registration statement on Form SB-2 that it files with the US Securities and Exchange Commission; and

at any time the Company subsequently files any registration statement(s) it shall include for registration any shares that have not previously been included in a registration statement, up to a maximum of one third of the shares of the public float at the time of filing any applicable subsequent registration statement.

However, the Company is not obligated in any way to file any registration statements in the future.

	b)	On July 24, 2007, the Company entered into an agreement with I-Coda Group, of Edmonton, Alberta, Canada, for the manufacture of units using the Company’s PyStRTM (pyrolitic steam reforming) and M2 fluidized bed gas generator gasification technology for a one year term. The agreement will be renewed annually unless terminated by either party on two months notice. Pursuant to the agreement, I-Coda has agreed to manufacture and package certain gasification units, for which the Company will pay the cost of manufacturing the units plus 15% and all taxes. The agreement prohibits I-Coda from manufacturing products that will compete with the gasification units and allow the Company to retain all intellectual property relating to the design of the units. Any intellectual property developed jointly by the parties pursuant to the agreement will be the exclusive property of the Company.

	c)	The Company entered into a Licensing Agreement dated April 24, 2007, with Beaufort Energy Solutions, Inc. (“BESI”). Under the terms of the agreement, the Company agreed to grant licensing rights for the Company’s gasification technology in the Province of British Columbia, Canada. The term of the agreement is 20 years and is renewable at expiration for a further period of 10 years. BESI must pay the Company a royalty of 10% of defined net income, to be paid within 30 days after the end of each quarterly accounting period.

	d)	The Company entered into an Executive Employment Agreement dated April 17, 2007, for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year. The agreement expires March 31, 2012. The Company recognized $75,000 of management fees for the nine-month period ended September 30, 2007.

	e)	The Company entered into an Executive Employment Agreement dated April 17, 2007, for the position of Secretary and Treasurer, for a period of sixty months at a base salary of $130,000 per year. The agreement expires April 20, 2012. The Company recognized $57,788 of management fees for the nine-month period ended September 30, 2007.

	f)	The Company entered into a Licensing Agreement dated April 9, 2007, with Re-Gen International Corporation (“Re-Gen”). Under the terms of the agreement, the Company agreed to grant licensing rights for the Company’s gasification technology in the United States of America. The term of the agreement is 10 years and is renewable at expiration for a further period of 10 years. Re-Gen must pay the Company a royalty of 12% of defined profit, to be calculated each month, or a minimum of $30,000 every three months for the first year, whichever is greater. After the first year, the minimum will be adjusted to $60,000 every three months. The Company has not received any amounts and has not recognized any revenue under this agreement to date.

9.	Subsequent Events

	a)	The Company entered into a Consulting Agreement with C & H Capital, Inc. dated October 8, 2007, for public and investor relations services for a period of twelve months. On October 17, 2007, the Company issued 150,000 restricted shares of common stock as compensation.

	b)	The Company entered into a Consulting Agreement with Internet Capital Markets Corporation (“ICM”) dated October 3, 2007, for a period of one year. ICM is authorized to act as a non-exclusive placement agent for the Company. On October 17, 2007, the Company issued 13,000 restricted shares of common stock as fees for the due diligence investigation conducted by ICM.

The Company will pay a cash fee of 6% of the gross proceeds, and issue warrants to purchase a total of 6% of the total number of shares to be purchased by any investor identified by ICM for Equity Placements, Convertible Debt and Hybrid Security. For Debt Financing, ICM will receive a cash fee of 2% of gross offering of any debt infusions, agreements, credit facilities, credit lines, loans, and any other form of debt financing referred by ICM and accepted by the Company.

At any closing of a Private Placement for investors referred by ICM, the Company shall be deemed to have engaged ICM as its Agent to solicit the investors procured by ICM to exercise the warrants issued in the offering. The Company shall pay ICM a cash fee of 5% of the total cash proceeds received from the exercise of those warrants as “Warrant Exercise Fee”. For Equity Line financing, the Company will issue to ICM a restricted stock certificate in a dollar amount equal to 5% of the total Equity Line. The number of shares to be issued will be determined by dividing the dollar amount by the closing bid price on the day of the closing. In addition, ICM will receive a cash fee of 5% upon each draw down of the gross proceeds each time the Company draws down and receives funds against the Equity Line.

	c)	The Company entered into an Agreement with a Consultant dated October 1, 2007, for a term of twelve months. The consultant will assist the Company in identifying business opportunities or potential business acquisitions in the gasification fields, assist in obtaining new intellectual properties or technology related to the Company’s business, assist in marketing the Company’s products and services, and assist in the research and development of the Company’s technologies. On October 17, 2007, the Company issued 200,000 shares of common stock as fees for the services.

ITEM 2. Management Discussion and Analysis of Financial Condition / Plan of Operations

Overview

We were incorporated as a Nevada company on June 20, 1997. We are a development stage company in the development and production of hydrogen-enriched alternative fuels in an environmentally responsible manner. We plan to employ gasification technologies and catalytic conversion processes to produce clean fuels. We design, build, lease and in some cases operate the following gasification technologies with broad potential application within the energy field:

  Pyrolysis Steam Reformer (“PyStR™”), which utilizes for steam reformation of coal and other carbonaceous feedstocks, and separates hydrogen and carbon dioxide into separate streams;
  M2 Fluidized Bed Gas Generator (“M2”), an air blown fluid bed gasifier which converts waste solid fuel sources into gaseous form; and
  Modular Advanced Controlled Air Incinerator, which allows for incineration of waste, and is ideally suited to medical waste and moderately prepared municipal waste.

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

Recent Business Development

On June 7, 2007 we completed carbon dioxide sequestration technology, a component of our PyStR™ technology. On June 11, 2007 we completed our company restructuring and plan to concentrate on using our PyStR™ and catalytic process to produce butanol or hydrogen from lignite coal or petroleum coke as well as feed-stocks.

On June 8, 2007, we appointed Jim Clark as a director and to serve on our Board of Directors to replace Robert Klein.

We are in the process of building equipment that we intend to license and lease. On July 24, 2007 we entered into an agreement with I-Coda Group, of Edmonton, Alberta, for the manufacture of units using our PyStR™ and M2 gasification technology. In April 2007 we also entered into other two agreements for exclusive licenses of our technologies in geographic territories with two companies, Re-Gen International Corporation and Beaufort Energy Solutions, Inc.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Jain Vasant whereby Mr. Vasant agreed to loan $120,000,000 to us. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of November 16, 2007 the document are in the final stages of being posted and we expect to receive the funds within the next two weeks.

Also on September 4, 2007 we increased the number of directors on our Board of Directors from 3 to 4 and appointed Gilles H. Imbeault as a director and our Vice President of Finance.

On September 13, 2007 we completed the research and development of our small Modular Bio-energy units: Model FS324 and M2-3 Gasifier.

In October 2007 we retained C & H Capital Inc. and Internet Capital Markets Corporation for raising capital and engaged Jeffrey Langberg as a consultant for business development.

Results of Operations

Lack of Revenues

Since our inception on December 14, 2004 to September 30, 2007, we had not yet earned any revenues. As of September 30, 2007, we had an accumulated deficit of $3,369,802. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 1, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $3,292,864 since December 14, 2004 (date of inception) to September 30, 2007. Our net loss increased $112,116 to $214,898 for the three months ended September 30, 2007 from $102,782 for the same period in 2006. Our net loss decreased $812,230 to $491,762 for the nine months ended September 30, 2007 from $1,303,992 for the same period in 2006. The significant decrease in net loss in the nine month periods ended September 30, 2007 was mainly due to the cancellation of all outstanding options granted as consulting fees. On June 25, 2007, we terminated the 2005 Stock Option plan and cancelled all outstanding options granted under the 2005 Stock Option Plan.

For the three months ended September 30, 2007, our net loss per share was $0.10, compared to net loss of $0.05 per share for the same period in 2006. For the nine months ended September 30, 2007, our net loss per share was $0.24, compared to net loss of $0.67 per share for the same period in 2006.

Expenses

Our total expenses from December 14, 2004 (date of inception) to September 30, 2007 were $3,106,090 and consisted of $2,711,035 in consulting and management fees, $148,854 in general and administrative fees, and $246,201 in professional fees. Total expenses for the three months ended September 30, 2007 were $215,660, compared to total expenses of $108,609 for the same period in 2006. Total expenses decreased $816,735 to $493,084 for the nine months ended September 30, 2007 from $1,309,819 for the same period in 2006, mostly due to the cancellation of all outstanding options granted as consulting fees.

Our consulting and management fees increased $167,778 to $191,863 for the three months ended September 30, 2007 from $24,085 for the same period in 2006, as more consultants were hired during the three months ended September 30, 2007. Our consulting and management fees for the nine months ended September 30, 2007 were $330,722, compared to $1,180,736 for the same period in 2006. During the nine month period ended September 30, 2007, our consulting fees decreased as a result of the cancellation of all outstanding options. Our consulting and management fees consisted mainly of amounts paid to our CEO and CFO and fees paid to our other officers and consultants.

Our general and administrative expenses decreased to $55,209 or 79% from $70,211 for the three months ended September 30, 2006 to $15,002 for the same period ended September 30, 2007. Our general and administrative expenses decreased $42,183 or 51% from $82,331 for the nine months ended September 30, 2006 to $40,148 for the same period ended September 30, 2007. The decrease in general and administrative expenses was mainly due to cost-cutting measures implemented by our management. Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees decreased $5,518 or 39% to $8,795 for the three months ended September 30, 2007 from $14,313 for the same period in 2006, mainly due to less legal and auditing services provided in the three month periods ended September 30, 2007. Our professional fees increased $75,462 or 161% to $122,214 for the nine months ended September 30, 2007 from $46,752 for the same period in 2006. The increase in professional fees was due to additional legal and auditing services provided relating to our increased day to day operating activities. Our professional fees consisted primarily of legal, accounting and auditing fees.

Plan of Operation

We believe that we need approximately an additional $3,450,000 to meet our capital requirements over the next 12 months (beginning November, 2007) for the following estimated expenses:

Description	Estimated Expense

Marketing our gasification technologies	$200,000

Continued improvement of our PyStR™ and other technologies	$1,200,000

Further commercializing our gasification technologies	$400,000

Manufacturing of Modular Bio-energy units	$400,000

Payment of accounts payable and accrued	$250,000
liabilities

General and administrative expenses	$500,000

Professional fees	$100,000

Consulting fees	$200,000

Investor relations expenses	$100,000

Patent application costs (including legal fees)	$100,000

Total	$3,450,000

Our corporate strategy for the next 12 months includes the following:

  Produce, sell, lease and maintain energy generators that we have developed;
  License our integrated gasification technologies to third parties in North American, European and global markets;
  Continually improve our gasification technologies and commercializing our technologies;
  Expand our technology base by acquiring complementary technologies to our PyStR™ and other technologies through purchasing or licensing arrangements;
  Identify partnerships that will benefit from having in-house energy production facilities;
  File patents on several technologies, including the PyStR™ process, the M2 Fluidized Bed Gas Generator and seek accredited valuations for these intellectual properties in a variety of markets including the U.S., Germany and Canada; and
  Create additional service lines to complement current operations.

The PyStR™ Process

PyStR™ is a low cost proprietary hydrogen production technology process. This process can directly produce high purity hydrogen from common cheap biomass and other carbonaceous feed-stocks such as oil sands, coal and petroleum coke. The PyStR™ technology involves the simultaneous pyrolysis and steam reforming of virtually any carbon-based material. Its products include separate high purity streams of hydrogen (H2), carbon dioxide (CO2) and nitrogen (N2) produced in a relatively low cost stainless steel or refractory lined vessel. Approximately 100% of carbon dioxide can be prevented from entering the atmosphere. It produces no flue gas.

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

Carbon dioxide sequestration technology

On June 7, 2007 we completed carbon dioxide sequestration technology, a component of the PyStR™ technology. Traditional gasification technology lets carbon dioxide escape into the air, but the PyStR™ technology captures carbon dioxide that is commonly accepted to be responsible for global warming. This captured carbon dioxide emission reduction creates an opportunity for us to pursue carbon credits by capturing produced carbon dioxide gases from our gasification process and injecting carbon dioxide into oil-bearing formations for geologic storage and enhanced oil recovery and is called carbon neutral.

The PyStR™ hydrogen production process is used in wells that have already passed through primary production, where natural pressure in the well pushes out the oil, and in wells that have passed secondary production using water or natural gas flooding. In primary and secondary production, well pressure eventually falls to levels where output is so thin it's not profitable. Use of carbon dioxide allows an opportunity to take a third run at the reservoir to tap a potentially large amount of remaining oil. The biggest problem has been a reliable supply of carbon dioxide. We, through our PyStR™ hydrogen production process, can capture carbon dioxide that is produced either as a primary or bi-product.

Butanol

We plan to use our PyStR™ and catalytic process to produce butanol from carbon based feedstocks. Butanol is a 4-carbon alcohol that is presently made through a fermentation process in the same manner as ethanol using mostly grains and corn.

Advantages of butanol are as follows:

  Energy density is only 10% below gasoline;
  Octane rating is 25% higher than gasoline;
  Butanol does not eat away at plastic or rubber engine parts (like ethanol/methanol);
  Butanol can be pumped, stored, or transported in same equipment as gasoline;
  Any percentage gas plus butanol (10 to 100%) will run in today's cars;
  No modifications are required unlike ethanol fuelled cars;
  Butanol does not absorb water like ethanol or methanol; and
  Butanol burns cleaner than gasoline.

M2 Fluidized Bed Gas Generator (M2 gasifier)

In Fiscal 2005 we acquired Syngas Energy along with all rights and title to its advanced gasification process. The M2 gasifier is an air blown fluid bed gasifier, which converts waste solid fuel sources into a gaseous form. The M2 gas produced can be used in most boilers, kilns and furnaces to offset the use of natural gas.

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

Commercialization of the PyStR™ and M2 technologies

We are focusing our efforts in getting the PyStR™ and M2 technologies to market. We completed prototypes of the PyStR™ hydrogen production process and the M2 fluidized bed gasification process. In April 2007 we began to commercialize the PyStR™ and M2 technologies.

Manufacturing agreement with I-Coda

On July 24, 2007 we entered into a manufacturing agreement with I-Coda Group, of Edmonton, Alberta, for the manufacture of units using our PyStR™ and M2 gasification technologies. Pursuant to the agreement, I-Coda has agreed to manufacture and package both the PyStR™ and M2 gasification units, for which we will pay the cost of manufacturing the units plus 15% and all taxes. The parties have agreed to jointly develop commercial units using the PyStR™ technology for use in emerging markets around the world. The agreement prohibits I-Coda from manufacturing products that will compete with the gasification units and allows us to retain all intellectual property relating to the design of the units. Any intellectual property developed jointly by the parties pursuant to the agreement will be our exclusive property. The term of the agreement is one year and will be renewed annually unless terminated by either party on two months notice.

Modular Bio-energy units

On September 13, 2007 we completed the research and development of our small Modular Bio-energy units: Model FS324 and M2-3 Gasifier. By using our PyStR™ and M2 gasification technologies, these units can convert waste biomass or coal to electricity and heat.

Model FS324 will supply electricity and heat for a single family home. This system is capable of providing up to 7 KW per hour of electricity and 33 thousand British thermal unit (BTU) of gas for heating and cooking purposes over a 24 hour period. More gas can be provided when power generation is reduced. This unit consumes 12.5 pounds of powdered coal per hour. M2-3 Gasifier will provide a community of approximately 20-30 families. M2-3 Gasifier, a small community unit, can provide 170 kilowatts per hour plus 800 thousand BTU per hour of gas. This ratio can change if less electrical energy is required. This system is sized to produce a maximum of 200 kilowatts per hour. This system consumes 300 pounds of powdered coal per hour. The price for Model FS324 will be approximately $28,000. The price for M2-3 Gasifier will be approximately $400,000. These prices do not include installation.

Our small Modular Bio-energy units will be deployed in remote areas of Canada, United States, South Africa and India. Our small Modular Bio-energy units will give remote areas an alternative energy source. These units have state of the art controls and are user friendly. We plan to commence manufacturing our small Modular Bio-energy units in December, 2007.

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

Liquidity and Capital Resources

We do not expect to generate any revenues over the next twelve months. As of September 30, 2007, our current assets were $386,385, which was comprised of $84,788 in cash and cash equivalents, $239,796 in prepaid expenses and deposits, and $61,801 in loan receivable. As of September 30, 2007 we had a working capital deficit of $284,446.

Our net loss of $3,292,864 from December 14, 2004 (date of inception) to September 30, 2007 was mostly funded by our equity financing. We expect to incur substantial losses over the next two years. During the nine months ended September 30, 2007 our cash position increased by $80,094, mainly due to the sale of our common stock for cash and loans received in this period.

During the nine months ended September 30, 2007, we received net cash of $150,915 from financing activities compared to $360,072 for the same period in 2006. We used net cash of $71,040 in operating activities compared to $165,424 for the same period in 2006. We used net cash of $0 in investing activities compared to $182,388 for the same period in 2006. During the nine months ended September 30, 2007 our monthly cash requirement was approximately $8,000. At the end of the period as at September 30, 2007, we had cash and cash equivalent of $84,788, which will cover our costs for ten months according to our current monthly burn rate.

We are currently not in good short-term financial standing. We anticipate that we may not generate any revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

We believe that we need approximately $3,450,000 to meet our capital requirements over the next 12 months (beginning November 2007). Of the $3,450,000, we had $84,788 in cash and cash equivalents as of September 30, 2007. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Jain Vasant whereby Mr. Vasant agreed to loan us $120,000,000. At any time after September 4, 2012 and until September 4, 2017 Mr. Vasant has the right to convert all, or a portion of, the principal amount of the convertible debenture into our common shares at a conversion price of $50.00 per share. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of November 16, 2007 the agreement had not closed.

Once the agreement is closed, we will have enough capital to meet our cash requirements over the next twelve months. However, we cannot guarantee that the agreement will successfully be closed on a timely basis. If the agreement fails to be closed, we intend to raise the balance of our cash requirements (approximately $3,365,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Going Concern

Our operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technologies and products on a timely and cost-effective basis, respond to competitive developments and emerging industry standards, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

We are seeking equity financing to provide for the capital required to market and develop our technologies and fully carry out our business plan. We cannot guarantee we will be successful in our business operations. A critical component of our operating plan impacting our continued existence is our ability to obtain additional capital through additional equity and/or debt financing. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have never generated any revenues and have incurred significant operating losses from operations. We may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Research and Development

Since our inception to September 30, 2007, we have spent approximately $250,000 on research and development.

We anticipate that we will spend $1,200,000 on research and development over the next twelve months to upgrade our PyStR™ and other technologies. If we are successful in acquiring other technologies, we may increase our research and development budget.

Intellectual Property

On December 24, 2004, we purchased an integrated gasification production system from our CEO. The technology combines modern gasification with gas turbine technologies to produce synthetic gas or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. We plan to file patents on several technologies, including the PyStR™ process and the M2 Fluidized Bed Gas Generator over next 12 months. We have not filed for any protection of our trademarks.

Employees and Consultants

As of September 30, 2007, we have two full time employees. In addition to employing Wilf Ouellette, our President, CEO, and CFO, we have engaged Steve Eilers as Secretary and Treasurer. We entered into an executive employment agreement with Mr. Ouellette dated April 17, 2007, for the position of Chief Executive Officer, for a period of 60 months at a base salary of $150,000 per year. On April 20, 2007 we entered into an officer employment agreement with Steve Eilers, for the position of Secretary and Treasurer, for a period of 60 months at a base salary of $130,000 per year.

We also engage people as outside contractors and consultants for marketing, business development, investor relations, bookkeeping, legal, accounting, website development and audit functions. During the three months ended September 30, 2007 we engaged three consultants as follows:

On October 8, 2007 we entered into a consulting agreement with C & H Capital, Inc. for public and investor relations services for a period of twelve months. Pursuant to the consulting agreement we issued 150,000 shares of our common stock as compensation for services.

On October 3, 2007 we entered into a consulting agreement with Internet Capital Markets Corporation for a period of one year. Internet Capital is authorized to act as a non-exclusive placement agent. Pursuant to the consulting agreement we issued 13,000 shares of our common stock as fees for the due diligence investigation conducted by Internet Capital. We will pay a cash fee of 6% of the gross proceeds, and issue warrants to purchase a total of 6% of the total number of shares to be purchased by any investors identified by Internet Capital.

On October 1, 2007 we entered into a consulting agreement with Jeffrey Langberg for a term of twelve months. Mr. Langberg will assist us in identifying business opportunities or potential business acquisitions in the gasification fields, assist us in obtaining new intellectual properties or technology related to our business, assist us in marketing our products and services, and assist us in the research and development of our technologies. Pursuant to the consulting agreement we issued 200,000 shares of our common stock as compensation for his services.

Any increase in the number of employees or consultants may significantly increase our monthly expenses. To facilitate our growth we anticipate hiring independent sales and marketing consultants.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by our management during their preparation. A complete summary of these policies is included in the notes to our financial statements. The following is a brief discussion of the critical accounting policies and methods used by us.

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

On December 24, 2004, we purchased an integrated gasification production system from our CEO. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. We purchased the asset by issuing 10,000,000 shares of our common stock and a $25,000 payment. If by January 2006 we had not raised a minimum of $1,000,000 by way of equity private placements, we had the option, until June 30, 2007, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. At September 30, 2007, the asset has been transferred to us and the 10,000,000 common shares were released from escrow.

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

ITEM 2. Unregistered Sales of Equity Securities

On October 17, 2007, we issued 150,000 shares of our common stock to C & H Capital, Inc. as compensation for public and investor relations services for one year. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act of 1933.

On October 17, 2007, we issued 13,000 shares of our common stock as compensation for the due diligence investigation conducted by Internet Capital. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act of 1933.

On October 17, 2007, we issued 200,000 shares of our common stock to Jeffrey Langberg, a consultant, as compensation for business development services. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act of 1933.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

ITEM 3. Defaults upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits Number Description

10.1	Manufacturing Agreement with I-Coda Group dated July 24, 2007 (1)

10.2	0% Convertible Debenture with Jain Vansa nt dated September 4, 2007

10.3	Consulting Agreement with C & H Capital, Inc. dated October 8, 2007

10.4	Consulting Agreement with Internet Capital Markets Corporation dated October 3, 2007

10.5	Consulting Agreement with Jeffrey Langberg dated October 1, 2007

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit on our Form 10QSB filed August 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Energy Quest Inc.
Dated: November 19, 2007	/s/ Wilf Ouellette
Wilf Ouellette President, Chief Executive Officer, Chief Financial Officer Principal Accounting Officer