Form 10-K
period 2007-12-31
Energy Quest Inc.
filed 2008-04-01
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________.

Commission file number 000-28305

Energy Quest Inc.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation of Organization) 850 South Boulder Hwy., Suite 169 Henderson, Nevada 89015 - 7564 (Address of principal executive offices) (ZIP Code)	91-1880015 (I.R.S. Employer Identification No.) (702) 568 4131 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation
S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-10K or any amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock of the registrant held by non-affiliates of the Registrant: $5,554,672

Number of common shares outstanding as at March 26, 2008: 2,565,549

PART I

Item 1. Description of Business Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Energy Quest" mean Energy Quest Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated as a Nevada company on June 20, 1997. We changed our corporate name to Energy Quest Inc. on May 31, 2007. We are a development stage company in the development and production of hydrogen-enriched alternative fuels in an environmentally responsible manner. We plan to employ gasification technologies and catalytic conversion processes to produce clean fuels. We design, build, lease and in some cases operate the following gasification technologies with broad potential application within the energy field:

  Pyrolysis Steam Reformer (“PyStR™”), which utilizes for steam for reforming of coal and other carbonaceous feedstocks, and separates hydrogen and carbon dioxide into separate streams;
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

Development

On April 16, 2007 we appointed Steve Eilers as our Secretary, Treasurer and director to replace Margaret Hunt.

In April 2007 we entered into two agreements for exclusive licenses of our technologies in geographic territories with two companies, Re-Gen International Corporation and Beaufort Energy Solutions, Inc.

On May 31, 2007 we effected a reverse stock split in a ratio of one new share for every twenty existing common shares of our outstanding stock. Prior to the reverse stock split there were 43,300,364 shares of our common stock outstanding, and after the reverse stock split there were 2,165,049 shares of our common stock outstanding.

On June 7, 2007 we completed carbon dioxide sequestration technology, a component of our PyStR™ technology. On June 11, 2007 we completed our company restructuring and plan to concentrate on using our PyStR™ and catalytic process to produce butanol or hydrogen from lignite coal or petroleum coke as well as other feed-stocks.

On June 8, 2007, we appointed Jim Clark as a director and to serve on our Board of Directors to replace Robert Klein.

On July 24, 2007 we entered into an agreement with I-Coda Group, of Edmonton, Alberta, for the manufacture of units using our PyStR™ and M2 gasification technology.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Vasant Jain whereby Mr. Jain agreed to loan $120,000,000 to us. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of March 26, 2008 all approvals for transference of funds have been completed and the closing date is anticipated to be on or before May 1, 2008. On January 2, 2008 we appointed Mr. Jain as our Chief Financial Officer and director.

On September 4, 2007 we appointed Gilles H. Imbeault as a director and our Vice President of Finance.

In October 2007 we retained C & H Capital Inc. and Internet Capital Markets Corporation for raising capital and engaged Jeffrey Langberg as a consultant for business development.

On October 24, 2007 we entered into a licensing agreement with Poly-Pacific International Inc. whereby we agreed to grant licensing rights for our gasification technology in the territory of Ontario, Canada.

In November 2007 we entered into a non binding letter of intent with Vimala Enterprise of Mumbai, India for the construction of two electrical power generation plants in India. One of the plants is a 500MW clean coal power project (Coal gasification) 1st phase and a second 700 MW 2nd phase for a total of 1200 MW for the two plants. We will be providing proven gasification technologies, procurement, commissioning and management of the project. Currently, we are still in negotiations with Vimala Enterprise of Mumbai, India for a definitive and binding agreement.

In December 2007 we entered into a non binding letter of intent with Willow Industries Inc. The letter sets forth the basic terms and conditions under which we expect to enter into a joint venture with Willow Industries for the construction of a 6 mega watt electrical power generation and gasification plant in the Edmonton, Alberta area. Currently, we are still in negotiations with Willow Industries for a definitive and binding agreement.

On February 8, 2008 we engaged Malone & Bailey PC as our new independent registered public accounting firm, because Morgan & Company, Chartered Accountants, submitted its resignation and ceased services as the independent registered public accounting firm for us.

In March 2008 we entered into a non binding letter of intent with Etanol del Pacifico Sur S.A. (EPSSA). The letter sets forth the basic terms and conditions under which we expect to enter into a joint venture with EPSSA for the construction of an 82,000 liter per day waste biomass gasification synthetic diesel plant in Las Cabras, Chile. Currently, we are still in negotiations with EPSSA for a definitive and binding agreement.

In March 2008 our Board of Directors approved the construction of a portable PyStRTM Hydrogen unit for demonstration to the petroleum industry in Alberta.

Our Products and Services

Pyrolysis Steam Reformer (“PyStR™”)

In 2005, through our wholly owned subsidiary Syngas Energy, we acquired world-wide exclusive licenses to develop, produce and market PyStR™ , a low cost proprietary hydrogen production technology. On June 7, 2007 we completed carbon dioxide sequestration technology, a component of our PyStR™ technology. In March 2008 our Board of Directors approved the construction of a portable PyStRTM Hydrogen unit for demonstration to the petroleum industry in Alberta.

We obtained the exclusive rights to a new, innovative hydrogen generation technology referred to as the PyStR™ (Pyrolitic Steam Reforming) process. This process can directly produce high purity hydrogen from biomass and other carbonaceous feed-stocks such as oil sands, coal and petroleum coke. The PyStR™ technology involves the simultaneous pyrolysis and steam reforming of virtually any carbon-based material. Its products include separate high purity streams of hydrogen, carbon dioxide and nitrogen produced in a relatively low cost stainless steel or refractory lined vessel.

The PyStR™ technology is an inexpensive and simple method of reforming hydrocarbons (carbonaceous materials) and calcining lime to chemically separate hydrogen and carbon dioxide into two separate streams. It converts common cheap ingredients (coal or wood, air, water) into near pure streams of hydrogen (H2), carbon dioxide (CO2) and nitrogen (N2). It produces no flue gas.

We have agreed to begin construction on a demonstration sized installation of the PyStR™ technology no later than February 14, 2008. We have met this obligation and we are in the process of constructing a portable PyStRTM Hydrogen unit for demonstration. We plan to complete it at the end of 2008. We are also obligated to sell at least one commercial installation using the PyStR™ technology by the end of 2008.

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

Commercialization

We plan to focus on developing and marketing our current technologies while researching new methods of clean energy production. We intend to subcontract production to outside sources that have a proven track record of efficiency, reliability and competitive quality and pricing. Our distribution plan is to enter into technology licensing arrangements with energy producers and energy production technology distributors, to install our products and use them to create fuels produced with our technology, as well as to sell our technologies to other companies within exclusive geographic territories and to set up joint ventures with other companies.

We are focusing our efforts in getting the PyStR™ and M2 technologies to market. We completed prototypes of the PyStR™ hydrogen production process and the M2 fluidized bed gasification process. In April 2007 we began to commercialize the PyStR™ and M2 technologies.

Licensing Agreements with Re-Gen International, Beaufort Energy and Poly-Pacific International

We entered into a licensing agreement dated April 9, 2007, with Re-Gen International Corporation. Under the terms of the agreement, we agreed to grant licensing rights for our gasification technology in the United States of America. The term of the agreement is 10 years and is renewable at expiration for a further period of 10 years. Re-Gen International must pay us a royalty of 12% of defined profit, to be calculated each month, or a minimum of $30,000 every three months for the first year, whichever is greater. After the first year, the minimum will be adjusted to $60,000 every three months. We have not received any amounts and have not recognized any revenue under this agreement to date.

We entered into a licensing agreement dated April 24, 2007, with Beaufort Energy Solutions, Inc. Under the terms of the agreement, we agreed to grant licensing rights for our gasification technology in the Province of British Columbia, Canada. The term of the agreement is 20 years and is renewable at expiration for a further period of 10 years. Beaufort Energy must pay us a royalty of 10% of defined net income, to be paid within 30 days after the end of each quarterly accounting period.

On October 24, 2007 we entered into a licensing agreement with Poly-Pacific International Inc. According to the agreement, we agreed to grant licensing rights for our gasification technology in the territory of Ontario, Canada. The term of the agreement is 10 years. Poly-Pacific International must pay us a royalty of 10% of defined profit, to be calculated each month, approximately $5,000 upon signing the agreement (paid) and a further approximately $5,000 upon the completion of a working commercial demo unit.

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

Potential Deals

In November 2007 we entered into a non binding letter of intent with Vimala Enterprise of Mumbai, India for the construction of two electrical power generation plants in India. One of the plants is a 500MW clean coal power project (Coal gasification) 1st phase and a second 700 MW 2nd phase for a total of 1200 MW for the two plants. We will be providing proven gasification technologies, procurement, commissioning and management of the project. Currently, we are still in negotiations with Vimala Enterprise of Mumbai, India for a definitive and binding agreement.

In December 2007 we entered into a non binding letter of intent with Willow Industries Inc. The letter sets forth the basic terms and conditions under which we expect to enter into a joint venture with Willow Industries for the construction of a 6 mega watt electrical power generation and gasification plant in the Edmonton, Alberta area. Currently, we are still in negotiations with Willow Industries for a definitive and binding agreement.

In March 2008 we entered into a non binding letter of intent with Etanol del Pacifico Sur S.A. (EPSSA). The letter sets forth the basic terms and conditions under which we expect to enter into a joint venture with EPSSA for the construction of an 82,000 liter per day waste biomass gasification synthetic diesel plant in Las Cabras, Chile. Currently, we are still in negotiations with EPSSA for a definitive and binding agreement.

The Gasification and Energy Production Industry

The energy production industry is comprised of major industrial players with large-scale production facilities, and low cost per energy unit. Gasification technology is a niche market within the larger energy production industry. Gasification is a mature, moderate growth business, with reasonable margins. We are concentrating our business focus on the production and distribution of low-cost ½ to 10 megawatt waste to electrical power units or liquid fuels. This is a niche market which is not presently being aggressively pursued by the major industrial players.

Marketing

We are a new company and we have little market presence at this time. So far, we have only four customers and partners, Poly-Pacific International, I-Coda, Re-Gen International and Beaufort Energy. We intend to supplement this with attendance at several trade shows in North America each year and with advertisements in magazines.

We plan to market our gasification unit by means of demonstrating a portable mobile gasification unit which will showcase the gasifier to generating power from a variety of feedstock such as wood waste, bio-mass, coal, petroleum coke, lignite and in addition a second trailer featuring the PyStR™ process combined with the gasifier generating hydrogen and oxygen from any available carbon source such as coal, wood waste, lignite and petroleum coke.

We plan on hiring consultants to contact companies with waste facilities, such as lumber waste and municipal waste. We believe that our PyStR™ technology is suitable for companies in the oil and gas business and in the ammonia business. We plan on targeting such companies through sales consultants that we will hire. Our marketing plan includes attending several oil and gas, and alternative energy trade shows during the next year. We have engaged several consultants to market our technologies. In November 2007 we entered into an agreement with Alpha Trade.com for advertising services for a period of three months. We also plan to attend several trade conferences in this year.

Competition

Over the last century, several different methods of gasification have been developed. The most prominent gasification systems used today are fluidized bed gasification systems similar to ours. There are competitors around the world who convert biomass to energy, primarily electricity or thermal, co-generating the energy to reduce waste costs, and lower fuel costs. The table below lists some of our major competitors and the advantage we see in our technology compared to the competition.

Energy Products of Idaho, USA General Electric, USA	- we are less expensive by half
General Electric, USA	- General Electric holds very large complex systems only
FERCO (Battelle), U.S.A	- Unlike FERCO, we offer our incinerator units for sale or lease. We also enter into joint venture agreements for the use of our technology
Lurgi, Germany	- Unlike Lurgi’s, our units have a small footprint and can be skid mounted and portable
Foster-Wheeler (Outokumpu), Finland	- Our units are adaptable to downstream changing requirements

Our competition includes small and mid-size independent contractors as well as major energy services companies with international operations. We believe that the principal competitive factors in the market areas that we serve are price, product and service quality, efficiency and availability of equipment and technical proficiency.

We differentiate ourselves from our major competition by our unique equipment. Our target market is independent energy production companies. Based on the experience of our directors, these independents typically are relationship driven and make decisions at the local level. We believe this business model will enable us to grow our business. However, we are a minor participant in the industry and compete in the energy production industry with many other companies having far greater financial, technical and other resources.

Research and Development

On September 13, 2007 we completed the research and development of our small Modular Bio-energy units: Model FS324 and M2-3 Gasifier. Since our inception, we have spent approximately $250,000 on research and development.

We anticipate that we will spend $1,200,000 on research and development over the next twelve months to upgrade our PyStR™ technology, including upgrading a prototype. If we are successful in acquiring other technologies, we may increase our research and development budget.

Intellectual Property

On December 24, 2004, we purchased an integrated gasification production system from Wilfred J. Ouellette, our President, CEO and director. The technology combines modern gasification with gas turbine technologies to produce synthetic gas or electricity. By December 31, 2007, we have completed an initial payment of $25,000 and issued the 10,000,000 (500,000 post reverse stock-split) common shares to 975110 Alberta Ltd. in consideration for the transfer of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.

We plan to file patents on several technologies, including the PyStR™ process and the M2 Fluidized Bed Gas Generator over next 12 months, but we have not filed for any protection of our intellectual properties.

Legislation and Government Regulation

Energy production and distribution is a highly regulated industry in North America and worldwide. Each of the provinces in Canada, and each US State, has regulatory provisions relating to the production of electricity and the distribution of electricity over the transmission grid. Electricity production and distribution is subject to control by differing regulatory agencies in each jurisdiction that may refuse to allow production and sale of electricity into the grid under their auspices, or periodically assign allowable rates of production. Changes in permits and allowable rates per energy unit may have a substantial effect on our operations and the operations of our customers, which in turn could affect the demand for our products and services and have a substantial effect on our operations. In addition to the forgoing, in the future our Canadian, US and global operations may be affected by political developments by Federal, provincial, state and local laws and regulations including but not limited to restrictions on emissions of greenhouse gases, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental controls. Furthermore, operations may also be affected by energy trading regulations, import fees and restrictions.

As well, liquid fuels produced by our technologies are highly flammable and normally regulated under hazardous materials regulations in North America and worldwide. We are also subject to safety policies of jurisdictional-specific Workers Compensation Boards and like agencies regulating the health and safety of workers. Since our business strategy is to license our technology to energy producers, who will then face the legislative burden, we do not anticipate any significant compliance expense on our own behalf. However, the potential compliance expense for our customers may affect our operations.

Environmental Law Compliance

Since our business plan involves offering energy production equipment for license and lease to energy producers or users, we do not expect that we will be governed by the comprehensive federal, provincial, state and local laws that regulate discharge of materials into the environment or otherwise relate to health and safety or the protection of the environment. However, since our customers and partners will be subject to these laws, the effect of the regulatory scheme in various jurisdictions may have a substantial affect on our operations.

Each jurisdiction where we sell our product has an Energy and Utilities Board, or similar independent, quasi-judicial agency of government which regulates the safe, responsible and efficient generation and distribution of electricity and energy products. Since we plan to license our technologies to energy producer partners, we do not anticipate that we will be directly subject to the authority of these regulatory bodies. However, since our customers and partners are subject to these laws, the effect of the regulatory bodies in various jurisdictions may have a substantial affect on our operations.

Employees and Consultants

As of March 26, 2008, we have three full time employees. In addition to employing Wilfred Ouellette, our President, CEO, and CFO, we have engaged Steve Eilers as Secretary and Treasurer. We entered into an employment agreement with Mr. Ouellette dated April 17, 2007, for the position of Chief Executive Officer, for a period of 60 months at a base salary of $150,000 per year. On April 17, 2007 we entered into an employment agreement with Steve Eilers, for the position of Secretary and Treasurer, for a period of 60 months at a base salary of $130,000 per year. On January 3, 2008 we entered into an executive employment agreement with Vasant K. Jain for the position of Chief Financial Officer, for a period of sixty months at a base salary of $125,000 per year. The agreement expires January 20, 2013.

We also engage people as outside contractors and consultants for marketing, business development, investor relations, bookkeeping, legal, accounting, website development and audit functions. During the three months ended December 31, 2007 we engaged four consultants as follows:

On November 6, 2007 we entered into an agreement with Alpha Trade.com for advertising services for a period of three months. On November 8, 2007, we issued 37,500 restricted shares of common stock with a fair value of $112,500 as compensation.

On October 8, 2007 we entered into a consulting agreement with C & H Capital, Inc. for public and investor relations services for a period of twelve months. Pursuant to the consulting agreement we issued 150,000 shares of our common stock as compensation for services. Of 150,000 common shares, 120,000 common shares were issued to C & H Capital and 30,000 common shares were issued to Jeffrey Langberg.

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

On April 26, 2007, we entered into a consulting agreement with Ron Foster for a term of one year. Mr. Foster will assist us in identifying business opportunities or potential business acquisitions in the gasification fields, negotiating potential acquisitions, assist obtaining new intellectual properties or technology related to our business, marketing our products and services, and in the research and development of our technologies. Pursuant to the consulting agreement, on April 26, 2007, we issued 100,000 shares (2,000,000 pre-split shares) of our common stock to Mr. Foster as compensation for his services.

Any increase in the number of employees or consultants may significantly increase our monthly expenses. To facilitate our growth we anticipate hiring more independent sales and marketing consultants. We currently engage people as outside contractors and consultants for bookkeeping, legal, accounting, consulting, marketing and audit functions.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments None. Item 2. Properties

Our principal executive offices are located at Suite 169, 850 South Boulder Highway, Henderson, Nevada, 89015 - 7564.

We also have offices at 78 Belleville Avenue, Spruce Grove, Alberta, T8X 1H8.

Item 3. Legal Proceedings

As of March 26, 2008, there are no any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2007, a majority of our shareholders passed a resolution authorizing us to change our name from Syngas International Corp. to Energy Quest Inc. Our name change was also approved by our board of directors by unanimous consent resolution on April 26, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board, under the trading symbol “EQST.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years. On May 31, 2007 we effected a reverse stock split in a ratio of one new share for every twenty existing common shares of our outstanding stock. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
October 1, 2007 – December 31, 2007	$3.00	$1.04
July 1, 2007 – September 30, 2007	$3.50	$1.25
April 1, 2007 – June 30, 2007	$7.00	$2.75
January 1, 2007 – March 31, 2007	$8.40	$3.00
October 1, 2006 – December 31, 2006	$11.20	$5.60
July 1, 2006 – September 30, 2006	$13.00	$7.20
April 1, 2006 – June 30, 2006	$16.00	$7.60
January 1, 2006 – March 31, 2006	$16.4	$7.00

During February 2008, the highest price of our common stock on the OTC Bulletin Board was $1.50 per share and the lowest price was $0.88 per share. On March 28, 2008, the closing price of our common stock on the OTC Bulletin Board was $1.75 per share.

Holders

As of March 26, 2008, there were 125 holders of record of our common stock.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

As of December 31, 2007, we did not have any equity compensation plans. However, on January 22, 2008 our Board of Directors approved the 2008 Stock Compensation Plan and the 2008 Non-Qualified Stock Option Plan. We plan to file a Form S-8 to register two plans.

According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants. According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock. As of March 26, 2008, no any securities were issued under two plans.

Recent Sales of Unregistered Securities

From September 30, 2007 to December 31, 2007, we made the following sale of unregistered securities:

On April 26, 2007, we issued 100,000 shares (2,000,000 pre-split shares) of our common stock to Ronald Foster, a business development consultant, for the provision of consulting services for a term of one year pursuant to a consulting agreement dated April 26, 2007. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act of 1933.

On October 17, 2007, we issued 150,000 shares of our common stock as compensation for public and investor relations services conducted by C & H Capital, Inc. for one year. Of 150,000 common shares, 120,000 common shares were issued to C & H Capital and 30,000 common shares were issued to Jeffrey Langberg. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act of 1933.

On October 17, 2007, we issued 13,000 shares of our common stock as compensation for the due diligence investigation conducted by Internet Capital Markets Corporation. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act of 1933.

On October 17, 2007, we issued 200,000 shares of our common stock to Jeffrey Langberg, a consultant, as compensation for business development services. These shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act of 1933.

On November 8, 2007, we issued Alpha Trade.com, 37,500 shares of common stock with a fair value of $112,500 for the provision of consulting services for a term of three months pursuant to a consulting agreement dated November 6, 2007. These shares were issued without a prospectus pursuant to Regulation S of the Securities Act of 1933.

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

We completed the offering of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. The investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-K. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Results of Operations

Limited Revenues

Since our inception on December 14, 2004 to December 31, 2007, we had earned limited revenues of $5,164. During the fiscal year ended December 31, 2007 we had generated limited revenues of $5,164. As of December 31, 2007, we had an accumulated deficit of $4,587,118. At this time, our ability to generate any significant revenues continues to be uncertain. There is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $4,510,180 since December 14, 2004 (date of inception) to December 31, 2007. Our net loss slightly increased from $13,375 to $1,709,078 for the fiscal year ended December 31, 2007 and from $1,695,703 for the same period in 2006. For the fiscal year ended December 31, 2007, our net loss per share was $0.78, compared to net loss of $0.87 per share for the same period in 2006.

Expenses

Our total expenses from December 14, 2004 (date of inception) to December 31, 2007 were $4,328,590 and consisted of $3,783,536 in consulting and management fees, $279,221 in general and administrative fees, and $265,833 in professional fees. Total expenses increased $207,977 or 14% to $1,715,584 for the fiscal year ended December 31, 2007 from $1,507,607 for the same period in 2006, mostly due to our increased day to day operating activities.

Our consulting and management fees increased $49,774 or 4% to $1,403,223 for the fiscal year ended December 31, 2007 from $1,353,449 for the same period in 2006 mostly due to the increased consulting fees. During the fiscal year ended December 31, 2007, our consulting fees increased as a result of using more external consultants during fiscal 2007. Our consulting and management fees consisted mainly of amounts paid to our senior officers and fees paid to our other consultants.

Our general and administrative expenses increased to $83,782 or 97% from $86,733 for the fiscal year ended December 31, 2006 to $170,515 for the same period ended December 31, 2007. The increase in general and administrative expenses was mainly due to our increased day to day operating activities. Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees increased by $74,421, to $141,846 for the fiscal year ended December 31, 2007 from $67,425 for the same period in 2006. The 110% increase in professional fees was mostly due to additional legal and auditing services provided relating to a filing of a Form SB-2 registration statement. Our professional fees consisted primarily of legal, accounting and auditing fees.

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months. As of December 31, 2007, our current assets totalled $84,251, which was comprised of $1,733 in cash and cash equivalents, $80,000 in restricted cash, a $454 in prepaid expenses, and $2,064 in other current assets. As of December 31, 2007 we had a working capital deficit of $699,571.

Our net loss of $4,510,180 from December 14, 2004 (date of inception) to December 31, 2007 was mostly funded by our equity financing. We expect to incur substantial losses over the next two years. During the fiscal year ended December 31, 2007 our cash position slightly decreased by $2,961, not including our restricted cash assets of $80,000.

During the fiscal year ended December 31, 2007, we received net cash of $231,901 from financing activities compared to $377,900 for the same period in 2006. We used net cash of $155,854 in operating activities compared to $182,016 for the same period in 2006. We used net cash of $80,000 in investing activities compared to $193,922 for the same period in 2006.

We are currently not in good short-term financial standing. We anticipate that we may only generate any limited revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

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
  Complete potential deals regarding join ventures for energy production facilities;
  File patents on several technologies, including the PyStR™ process, the M2 Fluidized Bed Gas Generator and seek accredited valuations for these intellectual properties in a variety of markets including the U.S., Germany and Canada; and
  Create additional service lines to complement current operations.

We believe that we need approximately an additional $3,450,000 to meet our capital requirements over the next 12 months (beginning March 2008) for the following estimated expenses:

Description	Estimated Expense
Marketing our gasification technologies	$200,000
Continued improvement of our PyStR™ and other technologies	$1,200,000
Further commercializing our gasification technologies	$400,000
Manufacturing of Modular Bio-energy units	$400,000
Payment of accounts payable and accrued liabilities	$250,000
General and administrative expenses	$500,000
Professional fees	$100,000
Consulting fees	$200,000
Investor relations expenses	$100,000
Patent application costs (including legal fees)	$100,000
Total	$3,450,000

We believe that we need approximately $3,450,000 to meet our capital requirements over the next 12 months (beginning March 2008). Of the $3,450,000, we had $1,733 in cash and cash equivalents as of December 31, 2007. We intend to meet the balance of our cash requirements for the next 12 months from external sources, through a combination of debt financing and equity financing through private placements.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Vasant Jain whereby Mr. Jain agreed to loan us $120,000,000. At any time after September 4, 2012 and until September 4, 2017 Mr. Jain has the right to convert all, or a portion of, the principal amount of the convertible debenture into our common shares at a conversion price of $50.00 per share. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of March 26, 2008 the agreement had not closed. We anticipate to close the agreement before May 1, 2008.

Once the agreement is closed, we will have enough capital to meet our cash requirements over the next twelve months. However, we cannot guarantee that the agreement will successfully be closed on a timely basis. If the agreement fails to be closed, we intend to raise the balance of our cash requirements (approximately $3,448,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we fail in raising capital, our business may fail and we may curtail or cease our operations.

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

We have generated limited revenues and have incurred significant operating losses from operations. We may continue to experience net negative cash flows from operations and will be required to obtain additional financing to fund operations through equity securities’ offerings and bank borrowings to the extent necessary to provide working capital. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow from stockholders or other outside sources to sustain operations and meet our obligations on a timely basis and ultimately to attain profitability. We have limited capital with which to pursue our business plan. There can be no assurance that our future operations will be significant and profitable, or that we will have sufficient resources to meet our objectives.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Known Material Trends and Uncertainties

In December 2007 we entered into a letter of intent with Willow Industries Inc. According to the letter of intent we plan to enter into a joint venture with Willow Industries for the construction of a 6 mega watt electrical power generation and gasification plant in the Edmonton, Alberta area.

The basic terms of the proposed transaction is to establish a joint venture with Willow Industries whereby our Company and Willow Industries would contribute equally and each hold 50% of the ownership of the joint venture. Willow Industries will contribute real estate and feed stock; we will provide patents, intellectual properties, equipment, management and funds. The proposed equity of the plant when complete will approximately be $12,500,000.

In March 2008 we entered into a letter of intent with Etanol del Pacifico Sur S.A. (EPSSA). According to the letter of intent we plan to enter into a joint venture with EPSSA for the construction of an 82,000 liter per day waste biomass gasification synthetic diesel plant in Las Cabras, Chile.

The basic terms of the proposed project agreement is to establish a joint venture with EPSSA, whereby EPSSA and our Company would contribute proportionally resulting in ownership of 40% EPSSA and 60% our Company. EPSSA will contribute the waste biomass feed stock; we will provide patents, intellectual properties, equipment, management and financing. The equity of the proposed plant when complete is expected to be approximately $32,000,000.

We currently have not entered into any binding agreements with respect to the two proposed joint ventures. Our management is also unable to predict whether or when any alliance transactions will occur or the likelihood of any particular transaction being completed on favorable terms and conditions. We may be unable to obtain the necessary financing to complete these proposed transactions and could financially overextend ourselves. Joint ventures may present financial, managerial and operational challenges, including diversion of management attention from existing business and difficulties in integrating operations and personnel. Any failure to integrate new businesses or manage any new joint ventures successfully could adversely affect our business and financial performance.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these estimates on an on-going basis, including those related to customer programs and incentives, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, impairment or disposal of long-lived assets, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

Intangible Asset

Intangible asset consists of an integrated gasification production system. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. The technology will be amortized on a systematic basis upon commencement of revenue from the sale or license of the technology.

On December 24, 2004, we purchased an integrated gasification production system from our CEO. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. We purchased the asset by issuing 10,000,000 (500,000 post reverse stock-split) shares of our common stock and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2007, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. By December 31, 2007, the 500,000 common shares were released from escrow.

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

On January 22, 2008 our Board of Directors approved the 2008 Stock Compensation Plan and the 2008 Non-Qualified Stock Option Plan. We plan to file a Form S-8 to register two plans. According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants. According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock. As of March 26, 2008, no securities were issued under the two plans.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

All financial statements meeting the requirements of Article 8 of Regulation S-X and the supplementary financial information required by Item 302 of Regulation S-K, together with the Report of Independent Registered Public Accounting Firm thereon, are included in Item 15 of this Report commencing on page F-1.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal years ended December 31, 2007 and 2006 have been included in this annual report in reliance upon Morgan & Company and Malone & Bailey PC, Independent Registered Public Accounting Firms, as experts in accounting and auditing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walk through of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	The accounts payable and expenses may be overstated because there is lack of segregation of duties and therefore the Company is susceptible to fraud.

2.	Cash management may be a problem because the person in charge of writing cheques also reconciles the bank account. The cash in our bank account is a relatively small but material amount and is susceptible to misappropriation.

3.	There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection. There no software based accounting controls in place to prevent double entries, monitor performance, etc.

4.	There is a lack of entity wide controls establishing a “tone at the top”, including no audit committee, no policy on fraud and no code of ethics. A whistleblower policy is not necessary given the small size of the organization.

The recommendations to remediate these deficiencies are as follows:

1.	Hire an external accountant to record transactions and prepare the financial statements. The information should be sent to the accountant by someone who is not in control of the bank account.

2.	Obtain quotes for prevention and detection software in order to protect against fraud.

3.	Consider purchasing basic accounting software to record accounting transactions and print cheques. However, a basic accounting program may not be GAAP compliant and may not provide an adequate audit trail. The Company needs to evaluate all options.

4.	Adopt a corporate records and document retention policy to ensure that all significant records are kept for the appropriate amount of time as required by law.

5.	Appoint a minimum of two independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of corporate policies.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2007 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of March 31, 2008.

Item 9B. Other Information None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of March 26, 2008.

Name and Age	Position(s) Held in	Tenure	Other Public
	Energy Quest Inc.		Company
Directorships
Held by Director
Wilfred J. Ouellette, 65	Director	From July 1, 2005 to present	n/a
	President, and Chief Executive Officer	From May 5, 2006 to present
Vasant K. Jain, 46	Director, Chief Financial Officer	From January 2, 2008 to present	n/a
Steve Eilers, 57	Director, Secretary, and Treasurer	From April 16, 2007 to present	n/a
Jim Clark, 52	Director	From June 8, 2007	n/a

The directors shall be elected at an annual meeting of the stockholders and except as otherwise provided within our Bylaws, as pertaining to vacancies, shall hold office until a successor is elected and qualified. There any arrangements or understanding between any of our directors or officers or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Wilfred J. Ouellette, Director, President, and Chief Executive Officer

Mr. Ouellette has been a director since July 1, 2005 and our President, Chief Executive Officer since May 5, 2006. Mr. Ouellette has been a director and the Chief Executive Officer of Syngas Energy Corp., our wholly owned subsidiary, since February 2005. Mr. Ouellette has over 25 years experience in process combustion. From 2001 to the present he is worked as a consultant through his own company, Aclade Energy Corp., offering consulting services in the waste to energy industry, developing new projects in the energy sector and marketing the fluidized bed gasifier.

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

Vasant K. Jain, Director and Chief Financial Officer

Mr. Jain has been our director and Chief Financial Officer since January 2, 2008. From 1972 to present, Mr. Jain has overseen the management of a 150 year old currency and bullion trading business, India Trading Company, owned by Mr. Jain’s family and based in Mumbai, India. That company also has branches in Dubai (U.A.E) and Mali (West Africa).

Concurrently, Mr. Jain oversaw several India based businesses owned by his family engaged in the manufacture and export of garments, yarn and textiles with annual revenues. From 1978 to present, Mr. Jain has overseen the management of several family owned generic and surgical pharmaceutical operations. Mr. Jain holds a Diploma in Civil Engineering and a Diploma in Business Management obtained in 1979 and1980, respectively, from Mumbai University.

Steve Eilers, Director, Secretary and Treasurer

Mr. Eilers was appointed as our secretary, treasurer and director on April 16, 2007. Mr. Eilers has been a Director and the Chief Executive Officer of GMS Energy, Inc. since February 1995. Mr. Eilers has been involved in Accounting/Financial Reporting for corporations for the last 25 years. In addition, Mr. Eilers has broad knowledge of alternative energy and gasification technology markets, and more than 15 years experience in consulting, business development and project management. From 1989 through 1995 Mr. Eilers served as an officer and director of Williams Engineering in Atlanta Georgia. From 1978 through 1989, Mr. Eilers served as President of Southeastern Marketing and was responsible for finance, marketing and technical review. Mr. Eilers has developed a strong operational focus, and strong skills in finance, accounting, marketing, compliance, materials planning and technical support.

Jim Clark, Director

Jim Clark was appointed as a director on June 8, 2007. Mr. Clark is the founder of Luxcor Corporation, and has been the President and director of Luxcor Corporation since 2002. From 1997 to 2002, Mr. Clark was the president of Chancellor Industrial Construction Ltd. From 1993 through 1997, Mr. Clark was a partner with Canwest Group International Inc. Mr. Clark has significant depth of expertise in construction, project management tracking and cost controls. He will be invaluable to us in our diversification of our customer base and development of the company into a fully integrated energy services company.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Significant Employees

Other than the senior officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers, directors or persons nominated for such positions.

No Legal Proceedings

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
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2007 were filed. However, some were filed late.

Code of Ethics

On February 11, 2008, we adopted an ethics policy and a human rights policy statement that apply to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions) and employees.. We have filed our ethics policy and human rights policy statement an exhibits to this annual report on Form 10-K.

Item 11. Executive Compensation

The following table sets forth, as of December 31, 2007, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
Principal				Awards	Awards	Incentive Plan	Deferred	Compensation
Position						Compensation	Compensation
							Earnings
		($)	($)	($)	($)	($)	($)	($)	($)
Wilfred J.	2007	113,351	0						113,351
Ouellette	2006	15,141	0					23,913 (2)	39,054
President,
CEO, CFO
and
Director (1)

(1)	Mr. Ouellette has been a director since July 1, 2005 and our President, Chief Executive Officer since May 5, 2006. He was our Chief Financial Officer from May 5, 2006 to January 2, 2008. Vasant K. Jain was appointed as Chief Financial Officer on January 2, 2008.

(2)	Payment for consulting services made to 975110 Alberta Ltd., a company of which Mr. Ouellette is a director and has voting power and investment control.

Employment Agreements

On April 17, 2007 we entered into an executive employment agreement with Wilfred J. Ouellette for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year. The agreement expires March 31, 2012. We recognized $113,351 of management fees for the twelve-month period ended December 31, 2007.

On April 17, 2007 we entered into an executive employment agreement with Steve Eilers for the position of Secretary and Treasurer, for a period of sixty months at a base salary of $130,000 per year. The agreement expires April 20, 2012. We recognized $90,288 of management fees for the twelve-month period ended December 31, 2007.

On January 3, 2008 we entered into an executive employment agreement with Vasant Jain whereby Mr. Jain will provide his services as Chief Financial Officer beginning January 20, 2008, for a period of 60 months ending on January 20, 2013, unless earlier terminated by either party. Mr. Jain may terminate the agreement at any time with or without cause by giving 60 days written notice. We may terminate the agreement without cause by giving 60 days written notice or with cause immediately upon suitable delivery of notice. Mr. Jain will receive a pro-rated annual base salary of $125,000 per year during the term of the agreement. Mr. Jain will also be eligible to receive performance based incentives at our discretion, and to participate in any performance based compensation incentive programs established by us from time to time for any members of our senior management.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal 2007. As of March 26, 2008, none of our executive officers or directors owned any of our derivative securities.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending Board meetings. We did not pay director's fees or other cash compensation for services rendered as a director for the year ended December 31, 2007.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2007. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of March 26, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 26, 2008 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 26, 2008, there were 2,565,549 common shares issued and outstanding.

Name and Address of	Title of Class	Amount and	Percent of
Beneficial Owner		Nature of	Class (2)
		Beneficial	(%)
		Ownership (1)
		(#)
Wilfred J. Ouellette (3)	Common
P.O. Box 4021, Spruce Grove,	Share	500,000 (4)	19
AB, T7X3B2
Vasant K. Jain (5)	Common
102 Darshan Tower	Share
Seth Motisha Road, Mazagaon		0 (6)	0
Mumbai 400 010
India
Steve Eilers (7)	Common
205 Hidden Pines Drive	Share	0	0
Panama City Beach
Florida USA 32408
Gilles H. Imbeault (8)	Common
Imbeault, Levesque &	Share
Associates		0	0
C/O Casaluci
Rodtmattstrasse 92
CH-3014 Bern, Switzerland
Jim Clark (9)	Common
5215-126 Street	Share
Edmonton, Alberta		0
Canada T6H 3W5
All Officers and Directors as a Group	Common Share	500,000	19
Carolyn Foster (10)	Common
103 Firetower Road	Share	478,500 (11)	19
Leesburg, Georgia 31763
Jeffrey Langberg (12)	Common
27 East 65th Street	Share
New York		230,000	9
NY USA 10021

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 2,565,549 issued and outstanding shares of common stock as of March 26, 2008.

(3) Wilfred J. Ouellette is our director, President and Chief Executive Officer.

(4) Includes 500,000 shares owned by 975110 Alberta Ltd., a company over which Wilfred J. Ouellette has the voting and investment control.

(5) Vasant K. Jain was appointed as our Chief Financial Officer and director on January 2, 2008.

(6) On September 4, 2007, we entered into a 0% Convertible Debenture due September 4, 2012 (the “Debenture”) with Vasant K. Jain whereby Mr. Jain agreed to loan $120,000,000 to us. We agreed to pay Mr. Jain the balance of the Principal on September 4, 2012. At any time after September 4, 2012 and until September 4, 2017, Mr. Jain has the right to convert all, or a portion of, the Principal amount of the Debenture into our common shares at a conversion price of $50 per share. As at March 26, 2008, the agreement had not closed. We expect to close the agreement before May 1, 2008.

(7) Steve Eilers is our director, secretary and treasurer.

(8) Gilles H. Imbeault is our Vice President of Finance and director.

(9) Jim Clark is our director.

(10) Carolyn Foster is the wife of Ronald Foster, who is our consultant.

(11) Includes 378,500 common shares held under her own name and 100,000 common shares held by Ronald Foster.

(12) Jeffrey Langberg is our consultant.

Item 13. Certain Relationships, Related Transactions and Director Independence

As at December 31, 2007, $50,705 was owed to Ronald, a related party consultant, for expenses paid on behalf of the company.

As at December 31, 2007, $21,197 was owing to 975110 Alberta Ltd., a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

During the twelve-month period ended December 31, 2007, we recorded $113,351 for management services provided by Wilfred J. Ouellette, our President, CEO and director. At December 31, 2007, $87,341 is included in due to related parties, and is unsecured, non-interest bearing and has no terms of repayment.

During the twelve-month period ended December 31, 2007, we recorded $90,288 for management services provided by Steve Eilers, our Secretary, Treasurer and director. At December 31, 2007, this amount is included in due to related parties, and is unsecured, non-interest bearing and has no terms of repayment.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Morgan & Company, and our current auditors, Malone & Bailey PC, for the audit of our annual financial statements respectively for the years ended December 31, 2006 and 2007 and any other fees billed for other services rendered by Morgan & Company and Malone & Bailey PC during these periods. All fees are paid by US dollars.

	Year Ended December 31,	Year Ended December 31,
	2006	2007
Audit fees	$18,775	$26,700 (1)
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$18,775	$26,700

(1) Audit fees for 2007 were approximately $20,000 for services rendered by Malone & Bailey and approximately $6,700 for services rendered by Morgan & Company.

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit NumberDescription

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment dated January 27, 2005 (2)
3.3	Certificate of Amendment dated December 29, 2005
3.4	Certificate of Amendment dated May 10, 2007 (3)
3.5	Bylaws (1)
10.1	Executive employment agreement with Wilfred J. Ouellette dated April 17, 2007 (3)
10.2	Executive employment agreement with Steve Eilers dated April 17, 2007 (3)
10.3	Executive employment agreement with Vasant K. Jain dated January 3, 2008 (4)
10.4	Licensing agreement with Poly-Pacific International Inc. dated October 24, 2007
10.5	0% convertible debenture with Vasant Jain dated September 4, 2007 (5)
10.6	Manufacturing agreement with I-Coda Group dated July 24, 2007 (6)
10.7	Licensing agreement with Beaufort Energy Solutions, Inc. dated April 24, 2007 (3)
10.8	Licensing agreement with Re-Gen International Corporation dated April 19, 2007 (3)
10.9	Consulting agreement with Ronald Foster dated April 26, 2007 (3)
10.10	Ethics Policy
10.11	Human Rights Policy Statement
21	Subsidiaries Syngas Energy Corp., which was incorporated under the laws of British Columbia on December 14, 2004.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits to our Form 10-SB filed on November 30, 1999. (2) Included as an exhibit to our Form 8- K filed on February 24, 2005. (3) Included as exhibits to our Form SB-2 filed on July 17, 2007.

(4) Included as an exhibit to our Form 8- K filed on January 8, 2008. (5) Included as an exhibit on our Form 10QSB filed November 19, 2007. (6) Included as an exhibit on our Form 10QSB filed August 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Energy Quest Inc. By: /s/ Wilfred J. Ouellette
Date: March 31, 2008	Wilfred J. Ouellette President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wilfred J. Ouellette	President, Chief Executive	March 31, 2008
Wilfred J. Ouellette	Officer, Director

/s/ Vasant K. Jain	Chief Financial Officer	March 31, 2008
Vasant K. Jain	Director

/s/ Steve Eilers	Secretary, Treasurer	March 31, 2008
Steve Eilers	Director

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Financial Statements
(Audited)
December 31, 2007

Index
Reports of Independent Registered Public Accounting Firms	F-2 to F-3
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations and Other Comprehensive Loss	F-5
Consolidated Statements of Cash Flows	F-6
Consolidated Statement of Stockholders Deficit	F-7
Notes to the Consolidated Financial Statements	F-8 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors Energy Quest, Inc. (Formerly Syngas International Corp.) (A Development Stage Company) Henderson, Nevada

We have audited the accompanying consolidated balance sheet of Energy Quest, Inc. (“Energy Quest”) as of December 31, 2007 and the related consolidated statements of operations and other comprehensive loss, cash flows, and stockholders’ deficit for the year ended December 31, 2007. The consolidated financial statements for the period from December 14, 2004 (Date of Inception) to December 31, 2006, were audited by other auditors whose report expressed an unqualified opinion on those statements. The consolidated financial statements for the period December 14, 2004 (Date of Inception) through December 31, 2006, include total revenues of $0, net loss of $2,801,102 and total comprehensive loss of $2,802,199. Our opinion on the consolidated statements of operations and other comprehensive loss, cash flows and stockholders’ deficit for the period December 14, 2004 (Date of Inception) through December 31, 2006, insofar as it relates to amounts for prior periods through December 31, 2006, is based solely on the report of other auditors. These consolidated financial statements are the responsibility of Energy Quest's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. Energy Quest is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Energy Quest’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy Quest as of December 31, 2007 and the consolidated results of operations and cash flows for the for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Energy Quest will continue as a going concern. As discussed in Note 1 to the financial statements, Energy Quest suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, P.C.

www.malone-bailey.com Houston, TX March 24, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of Syngas International Corp. (A development stage company)

We have audited the accompanying consolidated balance sheet of Syngas International Corp. (a development stage company) as at December 31, 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity (deficiency) for the year ended December 31, 2006, and for the cumulative period from inception, December 14, 2004, to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, and for the cumulative period from inception, December 14, 2004, to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada March 26, 2007 Tel: (604) 687-5841 Fax: (604) 687-0075	/s/ Morgan & Company Chartered Accountants P.O. Box 10007 Pacific Centre

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	$	$
Assets
Current Assets
Cash and cash equivalents	1,733	4,694
Restricted cash	80,000	–
Prepaid expenses	454	8,654
Other current assets	2,064	–
Total Current Assets	84,251	13,348
Intangible Asset (Note 3)	31,336	25,204
Total Assets	115,587	38,552
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	61,603	25,105
Accounts payable - related parties (Note 4)	249,505	17,821
Stock payable	161,583	–
Note payable – related parties (Note 5)	21,197	–
Shareholder advances (Note 6)	289,934	268,826
Total Liabilities	783,822	311,752
Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued: 2,565,549 shares (December 31, 2006 – 1,992,518 shares)	2,566	1,992
Additional Paid-in Capital	3,976,922	2,603,945
Accumulated Other Comprehensive Loss	(105)	(1,097)
Stock Subscriptions Receivable	(60,500)	–
Deficit Accumulated During the Development Stage	(4,587,118)	(2,878,040)
Total Stockholders’ Deficit	(668,235)	(273,200)
Total Liabilities and Stockholders’ Deficit	115,587	38,552

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss

	For the Year	For the Year	Period from December 14,
	Ended	Ended	2004 (Date of Inception)
	December 31,	December 31,	to December 31,
	2007	2006	2007
	$	$	$
Revenue	5,164	–	5,164
Expenses
Consulting and management fees	1,403,223	1,353,449	3,783,536
General and administrative	170,515	86,733	279,221
Professional fees	141,846	67,425	265,833
	1,715,584	1,507,607	4,328,590
Loss before the following:	(1,710,420)	(1,507,607)	(4,323,426)
Interest income	2,085	–	2,085
Interest expense	(743)	–	(743)
Gain on write-off of debt	–	5,826	5,826
Loss on write-off of receivable	–	(193,922)	(193,922)
Net loss	(1,709,078)	(1,695,703)	(4,510,180)
Other comprehensive loss
Foreign currency translation adjustment	992	(78)	(105)
Total Comprehensive Loss	(1,708,086)	(1,695,781)	(4,510,285)
Net Loss Per Share – Basic and Diluted	(0.78)	(0.87)
Weighted Average Shares Outstanding	2,190,000	1,954,000

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Accumulated from
	For the Year	For the Year	December 14, 2004
	Ended	Ended	(Date of Inception) to
	December 31,	December 31,	December 31,
	2007	2006	2007
	$	$	$
Cash Flows Used In Operating Activities
Net loss	(1,709,078)	(1,695,703)	(4,510,180)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock-based compensation	1,170,550	654,801	2,165,113
Shares issued for expenses	112,501	685,504	1,408,005
Gain on write-off of debt	–	(5,826)	(5,826)
Loss on write-off of loan receivable	–	193,922	193,922
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,136	–	(2,518)
Accounts payable and accrued liabilities	32,353	(14,714)	32.006
Due to related parties	231,684	–	249,505
Net Cash Used in Operating Activities	(155,854)	(182,016)	(469,973)
Investing Activities
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	(80,000)	–	(80,000)
Purchase of intangible assets	–	–	(25,000)
Loan receivable	–	(193,922)	(193,922)
Net Cash Used In Investing Activities	(80,000)	(193,922)	(298,357)
Financing Activities
Proceeds from issuance of common stock	30,000	201,400	329,144
Loans and stock payable	201,901	176,500	441,024
Net Cash Provided By Financing Activities	231,901	377,900	770,168
Effect of Exchange Rate Changes on Cash	992	(78)	(105)
Increase in Cash and Cash Equivalents	(2,961)	1,884	1,733
Cash and Cash Equivalents, beginning	4,694	2,810	–
Cash and Cash Equivalents, end	1,733	4,694	1,733
Supplemental Disclosures
Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–
Non-Cash Financing and Investing Activities
Common stock issued for intangible asset	–	–	204
Common stock issued for subscription receivable	60,500	–	60,500

Energy Quest Inc. (Formerly Syngas International Corp.) (A Development Stage Company) Consolidated Statement of Stockholders’ Deficit

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total
	#	$	$	$	$	$	$
Balance – December 14, 2004 (Date of Inception)	–	–	–	–	–	–	–
Issue of common stock for cash	1,000,000	407	–	–	–	–	407
Issue of common stock for intangible asset	500,000	204	–	–	–	–	204
Net loss for the period	–	–	–	–	–	(10,015)	(10,015)
Balance – December 31, 2004	1,500,000	611	–	–	–	(10,015)	(9,404)
Issue of common stock for cash	2,375	19,337	–	–	–	–	19,337
	1,502,375	19,948	–	–	–	(10,015)	9,933
Adjustment to number of shares issued and outstanding as a result of the reverse takeover transaction:
- Add issued and outstanding stock of Energy Quest Inc at time of reverse acquisition	321,128	321	6,102	–	–	(66,839)	(60,416)
- Deduct issued and outstanding stock of Energy Quest Inc.	(1,502,375)	(19,948)	–	–	–	19,948	–
Issue of common stock on acquisition of Energy Quest Inc.	1,502,375	1,502	28,545	–	–	(30,047)	–
Issue of common stock for cash on exercise of stock options	13,000	13	77,987	–	–	–	78,000
Stock-based compensation	–	–	339,762	–	–	–	339,762
Issue of common stock for services	51,250	51	609,949	–	–	–	610,000
Foreign currency translation adjustment	–	–	–	(1,019)	–	–	(1,019)
Net loss for the year	–	–	–	–	–	(1,095,384)	(1,095,384)
Balance – December 31, 2005	1,887,753	1,887	1,062,345	(1,019)	–	(1,182,337)	(119,124)
Balance – December 31, 2005	1,887,753	1,887	1,062,345	(1,019)	–	(1,182,337)	(119,124)
Issue of common stock for cash on exercise of stock options	28,767	29	201,371	–	–	–	201,400
Stock-based compensation	–	–	654,801	–	–	–	654,801
Issue of common stock for services	75,998	76	685,428	–	–	–	685,504
Foreign currency translation adjustment	–	–	–	(78)	–	–	(78)
Net loss for the year	–	–	–	–	–	(1,695,703)	(1,695,703)
Balance – December 31, 2006	1,992,518	1,992	2,603,945	(1,097)	–	(2,878,040)	(273,200)
Issue of common stock for cash	15,000	15	29,985	–	–	–	30,000
Issue of common stock for subscription receivable	57,500	58	60,442	–	60,500	–	–
Issue of common stock for services	500,500	501	1,282,550	–	–	–	1,283,051
Issue of common stock to round-up fractional shares due to reverse stock-split	31	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	992	–	–	992
Net loss for the year	–	–	–	–	–	(1,709,078)	(1,709,078)
Balance – December 31, 2007	2,565,549	2,566	3,976,922	(105)	60,500	(4,587,118)	(668,235)

Energy Quest Inc. (Formerly Syngas International Corp.) (A Development Stage company) Notes to the Consolidated Financial Statements

1.	Nature of Operations and Going Concern Considerations

On January 28, 2005, Syngas International Corp. entered into two Share Exchange Agreements to acquire all of the shares of Syngas Energy Corp. Syngas Energy was incorporated in the Province of British Columbia, Canada, on December 14, 2004. Effective June 30, 2005, the acquisition of Syngas Energy by Syngas International was completed through the issuance of one share of Syngas International common stock for each share of Syngas Energy outstanding. Syngas International issued 30,047,500 (1,502,375 post reverse stock split) shares of common stock to the shareholders of Syngas Energy, and as a result, the former Syngas Energy shareholders owned approximately 82% of the outstanding common stock of Syngas International. The acquisition of Syngas Energy by Syngas International was considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, Syngas Energy was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of Syngas International. Assets acquired and liabilities assumed are reported at their historical amounts. On May 31, 2007, Syngas International changed its name to Energy Quest Inc.

Energy Quest’s principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Energy Quest intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. Energy Quest is in the development stage as defined under Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises.” As of December 31, 2007, the company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $120,000,000 over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at December 31, 2007 has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

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

	c)	Cash and Cash Equivalents

The company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Energy Quest Inc. (Formerly Syngas International Corp.) (A Development Stage company) Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	d)	Restricted Cash

The company has $80,000 restricted cash held by a former executive and director. The company expects the release of the funds within the year to be used for fees in obtaining financing.

	e)	Intangible Asset

Intangible asset consists of an integrated gasification production system. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The technology will be amortized on a systematic basis upon commencement of revenue from the sale or license of the technology.

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

	g)	Revenue recognition

The company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

	h)	Advertising Costs

Advertising costs are charged to general and administrative as incurred. Advertising expenses were approximately $122,000 and $Nil for the years ended December 31, 2007 and 2006, respectively.

	i)	Basic and Diluted Net Income (Loss) Per Share

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

	j)	Foreign Currency Translation

The company’s functional currency is the United States dollar. The financial statements of the company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

	k)	Financial Instruments

The carrying value of cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, loans payable and due to related parties approximate fair value due to the relatively short maturity of these financial instruments.

Energy Quest Inc. (Formerly Syngas International Corp.) (A Development Stage company) Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	l)	Concentration of Risk

The company maintains its cash account in primarily three commercial financial institutions. The company's cash accounts are uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $1,733 on December 31, 2007 (2006 - $4,694). At December 31, 2007, the company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the company has not incurred a loss relating to this concentration of credit risk.

	m)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and 2006, the company’s only component of comprehensive loss was foreign currency translation adjustments.

	n)	Stock-Based Compensation

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

	o)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the company's future reported financial position or results of operations. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the company's financial statements.

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

Energy Quest Inc. (Formerly Syngas International Corp.) (A Development Stage company) Notes to the Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (continued)

	p)	Recently Adopted Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the company's future reported financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the company's financial statements.

3.	Intangible Asset

On December 24, 2004, the company purchased an integrated gasification production system from the CEO of the company. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The company purchased the asset by issuing 10,000,000 (500,000 post reverse stock split) common shares of the company and a $25,000 payment. If by January 2006 the company had not raised a minimum of $1,000,000 by way of equity private placements, it had the option, until June 30, 2007, of cancelling the 500,000 shares issued and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. By December 31, 2007, the 500,000 common shares were released from escrow.

4.	Related Party Transactions

a)	As at December 31, 2007, $21,171 (December 31, 2006 - $17,821) is owed to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

b)	As at December 31, 2007, $50,705 (2006 - $nil) is owed to a related party consultant for expenses paid on behalf of the company. In addition, 100,000 shares were issued for consulting services with a fair value of $420,000.

c)	During the year ended December 31, 2007, the company recorded $113,351 (2006 - $nil) for management services provided by the President of the company. At December 31, 2007, $87,341 is included in due to related parties.

d)	During the year ended December 31, 2007, the company recorded $90,288 (2006 - $nil) for management services provided by the Treasurer of the company. At December 31, 2007, this amount is included in due to related parties.

Energy Quest Inc. (Formerly Syngas International Corp.) (A Development Stage company) Notes to the Consolidated Financial Statements 5. Note Payable

On November 5, 2007, the Company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at December 31, 2007, accrued interest of $197 is recorded.

6.	Shareholder advances

	a)	As at December 31, 2007, $289,934 (December 31, 2006 – $268,826) is owed to shareholders. This amount is unsecured, non-interest bearing and due on demand.

7.	Common Stock

	a)	During 2007, the company issued 500,500 shares of common stock with a fair value of $1,283,051 for the provision of consulting services and advertising expenses.

	b)	On April 26, 2007, the company completed a private placement and issued 15,000 post reverse stock split shares of common stock for proceeds of $30,000 and received a subscription receivable for $60,500 for 57,500 shares of common stock.

	c)	On May 31, 2007, the company effected a reverse stock split of its common stock in a ratio of one (1) new share for every twenty (20) existing shares of common stock. As a result, the issued and outstanding share capital decreased from 43,300,364 shares of common stock to 2,565,549 shares of common stock. The company also increased its authorized capital from 100,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001. All share amounts have been retroactively adjusted for all periods presented.

	d)	During 2006, the company issued 75,998 shares of common stock with a fair value of $685,504 for services provided.

	e)	During 2006, the company issued 9,600 shares of common stock upon the exercise of 192,000 stock options at $9.00 per share for cash proceeds of $86,400.

	f)	During 2006, the company issued 19,167 shares of common stock upon the exercise of 383,333 stock options at $6.00 per share for cash proceeds of $115,000.

8.	Stock Options

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

A summary of the company’s stock option activity is as follows:

Energy Quest Inc.
(Formerly Syngas International Corp.)
(A Development Stage company)
Notes to the Consolidated Financial Statements

8. Stock Options (continued)

	Year Ended December 31, 2007		Year Ended December 31, 2006

		Weighted		Weighted
	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Balance – Beginning	2,079,667	$ 0.40	1,205,000	$ 0.30
Granted	-	-	1,450,000	0.46
Cancelled / Forfeited	(2,079,667)	$ 0.40	-	-
Exercised	-	-	(575,333)	0.35
Balance – Ending	-	-	2,079,667	$ 0.40

The fair value of the options granted during the period was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions.

	December 31,	December 31,
	2007	2006
Expected dividend yield	N/A	0%
Risk-free interest rate	N/A	4.72%
Expected volatility	N/A	298%
Expected option life (in years)	N/A	2.50

During the year ended December 31, 2007, the company recorded stock-based compensation of $Nil (December 31, 2006 - $654,801) which is included with consulting and management fees on the statement of operations.

9.	Commitments

	a)	The company entered into an Agreement with Alpha Trade.com dated November 6, 2007, for advertising services for a period of three months. On November 8, 2007, the company issued 37,500 restricted shares of common stock with a fair value of $112,500 as compensation.

	b)	The company entered into a Consulting Agreement with C & H Capital, Inc. dated October 8, 2007, for public and investor relations services for a period of twelve months. On October 17, 2007, the company issued 120,000 restricted shares of common stock with a fair value of $240,000 as compensation.

	c)	The company entered into a Consulting Agreement with Internet Capital Markets Corporation (“ICM”) dated October 3, 2007, for a period of one year. ICM is authorized to act as a non-exclusive placement agent for the company. On October 17, 2007, the company issued 13,000 restricted shares of common stock as fees for the due diligence investigation conducted by ICM.

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

Energy Quest Inc. (Formerly Syngas International Corp.) (A Development Stage company) Notes to the Consolidated Financial Statements

9.	Commitments (continued)

	d)	The company entered into an Agreement with a Consultant dated October 1, 2007, for a term of twelve months. The consultant will assist the company in identifying business opportunities or potential business acquisitions in the gasification fields, assist in obtaining new intellectual properties or technology related to the company’s business, assist in marketing the company’s products and services, and assist in the research and development of the company’s technologies. On October 17, 2007, the company issued 230,000 shares of common stock with a fair value of $480,000 as fees for the services.

	e)	The company entered into a Licensing Agreement dated October 24, 2007, with Poly-Pacific International Inc. (“Poly-Pacific”). Under the terms of the agreement, the company agreed to grant licensing rights for the company’s gasification technology in the territory of Ontario, Canada. The term of the agreement is 10 years.

Poly-Pacific must pay the company a royalty of 10% of defined profit, to be calculated each month, and shall pay $5,000 (paid) upon signing the agreement and a further $5,000 upon the completion of a working commercial demo unit.

	f)	On July 24, 2007, the company entered into an agreement with I-Coda Group, of Edmonton, Alberta, Canada, for the manufacture of units using the company’s PyStRTM (pyrolitic steam reforming) and M2 fluidized bed gas generator gasification technology for a one year term. The agreement will be renewed annually unless terminated by either party on two months notice. Pursuant to the agreement, I-Coda has agreed to manufacture and package certain gasification units, for which the company will pay the cost of manufacturing the units plus 15% and all taxes. The agreement prohibits I-Coda from manufacturing products that will compete with the gasification units and allow the company to retain all intellectual property relating to the design of the units. Any intellectual property developed jointly by the parties pursuant to the agreement will be the exclusive property of the company.

	g)	The company entered into a Licensing Agreement dated April 24, 2007, with Beaufort Energy Solutions, Inc. (“BESI”). Under the terms of the agreement, the company agreed to grant licensing rights for the company’s gasification technology in the Province of British Columbia, Canada. The term of the agreement is 20 years and is renewable at expiration for a further period of 10 years. BESI must pay the company a royalty of 10% of defined net income, to be paid within 30 days after the end of each quarterly accounting period.

	h)	The company entered into a Licensing Agreement dated April 9, 2007, with Re-Gen International Corporation (“Re-Gen”). Under the terms of the agreement, the company agreed to grant licensing rights for the company’s gasification technology in the United States of America. The term of the agreement is 10 years and is renewable at expiration for a further period of 10 years. Re-Gen must pay the company a royalty of 12% of defined profit, to be calculated each month, or a minimum of $30,000 every three months for the first year, whichever is greater. After the first year, the minimum will be adjusted to $60,000 every three months.

The company has not received any amounts and has not recognized any revenue under this agreement to date.

10.	Income Taxes

The company follows the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The company has approximately $4,600,000 of net operating loss carry-forwards available to offset taxable income in future years which expire through fiscal 2027. At December 31, 2007 and 2006, the valuation allowance established against the deferred tax assets was approximately $1,600,000 and $1,000,000 respectively.

11.	Subsequent Events

	a)	On January 22, 2008, the company adopted the 2008 Stock Compensation Plan (the “Stock Plan”) under which the company is authorized to issue up to 1,000,000 shares of common stock of the company to employees, executives and consultants.

	b)	On January 22, 2008, the company adopted the 2008 Non-Qualified Stock Option Plan (the “Option Plan”) under which the company is authorized to issue up to 1,000,000 options to employees, executives and consultants to purchase shares of common stock of the company.

	c)	The company entered into a private placement agreement which consists of a 0% interest convertible debenture in the principal amount of $120,000,000 maturing on September 4th, 2012.