Form 10-Q
period 2008-03-31
Energy Quest Inc.
filed 2008-05-15
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended, March 31, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from_______________to_______________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2008, the registrant’s outstanding common stock consisted of 4,788,249 shares.

PART I - FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

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

ITEM 1. Financial Statements.

Our unaudited interim consolidated financial statements are stated in US dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All dollar amounts in this report refer to US dollars unless otherwise indicated. When we refer to Energy Quest, we, our or us, we are referring to Energy Quest Inc.

Energy Quest Inc.
(A Development Stage Company)

March 31, 2008
Index
Consolidated Balance Sheets (unaudited)	F-1
Consolidated Statements of Operations and Other Comprehensive Loss (unaudited)	F-2
Consolidated Statements of Cash Flows (unaudited)	F-3
Notes to the Consolidated Financial Statements	F-4

Energy Quest Inc.
(A Development Stage Company)
Consolidated Balance Sheets (unaudited)

	March 31, 2008	December 31, 2007
	$	$
Assets
Current Assets
Cash and cash equivalents	3,899	1,733
Restricted cash	-	80,000
Prepaid expenses	454	454
Other current assets	2,818	2,064
Total Current Assets	7,171	84,251
Intangible Asset	30,073	31,336
Total Assets	37,244	115,587
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	61,385	61,603
Accounts payable - related parties	331,770	249,505
Stock payable	254,583	161,583
Note payable	21,510	21,197
Shareholder advances	289,478	289,934
Total Liabilities	958,726	783,822
Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;Issued: 2,565,549 shares	2,566	2,566
Additional Paid-in Capital	3,976,922	3,976,922
Accumulated Other Comprehensive Loss	(59)	(105)
Stock Subscriptions Receivable	(60,500)	(60,500)
Deficit Accumulated During the Development Stage	(4,840,411)	(4,587,118)
Total Stockholders’ Deficit	(921,482)	(668,235)
Total Liabilities and Stockholders’ Deficit	37,244	115,587

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss (unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007	Period from December 14, 2004 (Date of Inception) to March 31, 2008
	$	$	$
Revenue	–	–	5,164
Expenses
Consulting and management fees	94,725	1,278	3,878,261
General and administrative	14,021	6,855	293,242
Professional fees	54,782	18,083	320,615
Research and development	5,000	–	5,000
	168,528	26,216	4,497,118
Loss before the following:	(168,528)	(26,216)	(4,491,954)
Interest income	754	–	2,839
Interest expense	(5,519)	–	(6,262)
Gain on write-off of debt	–	–	5,826
Loss on restricted cash	(80,000)	–	(80,000)
Loss on write-off of receivable	–	–	(193,922)
Net loss	(253,293)	(26,216)	(4,763,473)
Other comprehensive loss
Foreign currency translation adjustment	46	(236)	(59)
Total Comprehensive Loss	(253,247)	(26,452)	(4,763,532)
Net Loss Per Share – Basic and Diluted	(0.10)	(0.01)
Weighted Average Shares Outstanding	2,565,549	1,923,000

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2008 $	For the Three Months Ended March 31, 2007 $	Accumulated from December 14, 2004 (Date of Inception) to March 31, 2008 $
Cash Flows Used In Operating Activities
Net loss	(253,293)	(26,216)	(4,763,473)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	–	–	2,165,113
Shares issued for expenses	–	–	1,408,005
Gain on write-off of debt	–	–	(5,826)
Write-off of restricted cash	80,000	–	80,000
Loss on write-off of loan receivable	–	–	193,922
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(754)	–	(3,272)
Accounts payable and accrued liabilities	49	23,751	32,909
Due to related parties	83,118	–	331,770
Net Cash Used in Operating Activities	(90,880)	(2,465)	(560,852)
Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)
Net Cash Used In Investing Activities	–	–	(298,357)
Financing Activities
Proceeds from issuance of common stock	–	–	329,144
Loans and stock payable	93,000	–	534,023
Net Cash Provided By Financing Activities	93,000	–	863,167
Effect of Exchange Rate Changes on Cash	46	(199)	(59)
Increase in Cash and Cash Equivalents	2,166	(2,664)	3,899
Cash and Cash Equivalents, beginning	1,733	4,694	–
Cash and Cash Equivalents, end	3,899	2,030	3,899
Supplemental Disclosures
Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–
Non-Cash Financing and Investing Activities
Common stock issued for intangible asset	–	–	204
Common stock issued for subscription receivable	–	–	60,500

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY QUEST INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE PERIOD FROM DECEMBER 31, 2007 THROUGH MARCH 31, 2008 (UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Energy Quest, Inc. (“Energy Quest”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-K have been omitted..

2.	Going Concern

These financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern is dependent upon its ability to attain profitable operations, and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $120,000,000 over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at March 31, 2008 has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

3.	Related Party Transactions

	a.	As at March 31, 2008, $20,317 (December 31, 2007 - $21,171) is owed to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.
	b.	As at March 31, 2008, $46,672 (December 31, 2007 - $50,705) is owed to a related party consultant for expenses paid on behalf of the company.
	c.	During the three-month period ended March 31, 2008, the company recorded $37,500 (2007 - $851) for management services provided by the President of the company. At March 31, 2008, $117,267 (December 31, 2007 - $87,341) is included in due to related parties.
	d.	During the three-month period ended March 31, 2008, the company recorded $32,500 (2007 - $Nil) for management services provided by the Treasurer of the company. At March 31, 2008, $122,788 (December 31, 2007- $90,288) is included in due to related parties.
	e.	During the three-month period ended March 31, 2008, the company recorded $24,726 (2007 - $Nil) for management services provided by the CFO of the company. At March 31, 2008, $24,726 (December 31, 2007- $Nil) is included in due to related parties.

4.	Shareholder Advances

As at March 31, 2008, $289,478 (December 31, 2007 – $289,934) is owed to shareholders. This amount is unsecured, non-interest bearing and due on demand.

5.	Stock Compensation Plans

On January 22, 2008, the company adopted the 2008 Stock Compensation Plan (the “Stock Plan”) under which the company is authorized to issue up to 1,000,000 shares of common stock of the company to employees, executives and consultants. No options were issued under this plan for the three months ended March 31, 2008.

On January 22, 2008, the company adopted the 2008 Non-Qualified Stock Option Plan (the “Option Plan”) under which the company is authorized to issue up to 1,000,000 options to employees, executives and consultants to purchase shares of common stock of the company. No options were issued under this plan for the three months ended March 31, 2008.

6.	Subsequent Events

During April 2008, Energy Quest sold 107,700 shares of common stock with warrants attached. The company received $1.50 per share of common stock for at total proceeds of $161,550. Each warrant has an exercise price of $2.00 and will expire in 1 year from the date of issuance of the warrant certificate.

During May 2008, Energy Quest issued 2,000,000 shares of unregistered restricted common stock for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in February 2008.

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 2. Management Discussion and Analysis of Financial Condition / Plan of Operations.

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Form 10-Q. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

Results of Operations

Limited Revenues

Since our inception on December 14, 2004 to March 31, 2008, we have earned limited revenue of $5,164. As of March 31, 2008, we have an accumulated deficit of $4,840,411. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $4,763,473 since December 14, 2004 (date of inception) to March 31, 2008. Our net loss increased by $227,077 and came to $253,293 for the three months ended March 31, 2008 from $26,216 for the same period in 2007.

For the three months ended March 31, 2008, our net loss per share was $0.10, compared to net loss of $0.01 per share for the same period in 2007.

Expenses

Our total expenses from December 14, 2004 (date of inception) to March 31, 2008 were $4,763,473 and consisted of $3,878,261 in consulting and management fees, $293,242 general and administrative fees, $320,615 in professional fees, and $5,000 in research and development expenses. Total expenses for the three months ended March 31, 2008 were $168,528, compared to total expenses of $26,216 for the same period in 2007. The rise in the total expenses is attributable primarily to the increase in the Company’s consulting and management fees.

Our consulting and management fees increased $93,447 to $94,725 for the three months ended March 31, 2008 from $1,278 for the same period in 2007. The increase is attributable to hiring of new officers and the funding of the debenture. Our consulting and management fees consisted mainly of amounts paid to our CEO and CFO and fees paid to our other officers and consultants.

Our general and administrative expenses increased by $7,166 or 105% from $6,855 for the three months ended March 31, 2007 to $14,021 for the same period ended March 31, 2008. Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $36,699 or 203% to $54,782 for the three months ended March 31, 2008 from $18,083 for the same period in 2007, mainly due to more legal and auditing services provided in the three month periods ended March 31, 2008. The increase in professional fees was due to additional legal and auditing services provided relating to our increased day to day operating activities.

Liquidity and Capital Resources

We do not expect to generate any revenues over the next twelve months. As of March 31, 2008, our current assets totaled $7,171, which was comprised of $3,899 in cash and cash equivalents, $80,000 in restricted cash was written-off, $454 in prepaid expenses and deposits, and $2,818 in other current assets. As of March 31, 2008 we had a working capital deficit of $951,555.

We believe that we need approximately an additional $3,450,000 to meet our capital requirements over the next 12 months (beginning March, 2008) for the following estimated expenses.

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

We believe that we need approximately $3,450,000 to meet our capital requirements over the next 12 months (beginning March 2008). Of the $3,450,000, we had $3,899 in cash and cash equivalents as of March 31, 2008. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements.

Our net loss of $4,763,473 from December 14, 2004 (date of inception) to March 31, 2008 was mostly funded by our equity financing. We expect to incur substantial losses over the next two years. During the three months ended March 31, 2008 our cash position increased by $2,166, mainly due to the sale of our common stock for cash and loans received in this period.

During the three months ended March 31, 2008, we received net cash of $93,000 from financing activities compared to $0 for the same period in 2007. We used net cash of $90,880 in operating activities compared to $2,465 for the same period in 2007. We used net cash of $0 in investing activities, did not change from the same period in 2007. During the three months ended March 31, 2008 our monthly cash requirement was approximately $30,278. At the end of the period as at March 31, 2008, we had cash and cash equivalent of $3,899.

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

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Jain Vasant whereby Mr. Vasant agreed to loan us $120,000,000. At any time after September 4, 2012 and until September 4, 2017 Mr. Vasant has the right to convert all, or a portion of, the principal amount of the convertible debenture into our common shares at a conversion price of $50.00 per share. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of May 13, 2008, the transaction had not yet closed.

Once the $120,000,000 debenture transaction is closed, we will have enough capital to meet our cash requirements over the next twelve months. However, we cannot guarantee that the agreement will successfully be closed on a timely basis. If the agreement fails to be closed, we intend to raise the balance of our cash requirements (approximately $3,446,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we fail in raising capital, our business may fail and we may curtail or cease our operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Research and Development

Since our inception to March 31, 2008,  we have spent approximately $5,000 on research and development.

We anticipate that we will spend $1,200,000 on research and development over the next twelve months to upgrade our PyStR™ and other technologies. If we are successful in acquiring other technologies, we may increase our research and development budget.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures are not effective in adequately ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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
(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements

ITEM 4T. Controls and Procedures.

Changes in internal controls

We did not change our internal control over financial reporting during the fiscal quarter of March 31, 2008 in connection with the results of our Management’s report on internal controls, nor have we made any changes to our internal control over financial reporting as of March 31, 2008.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of March 31, 2008, there are no any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. Unregistered Sales of Equity Securities.

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

Exhibit Number	Exhibit Description
10.1	Executive employment agreement with Vasant K. Jain dated January 3, 2008 (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as an exhibit on our Form 10-K filed April 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ENERGY QUEST INC.
(REGISTRANT)

Date: May 15, 2008	By: /s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: May 15, 2008	By: /s/ Vasant K, Jain
Vasant K, Jain
Chief Financial Officer, Director