Form 10-Q
period 2008-06-30
ENERGY QUEST, INC.
filed 2008-08-14
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2008, the registrant’s outstanding common stock consisted of 4,823,249 shares.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Our unaudited interim consolidated financial statements are stated in US dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. All dollar amounts in this report refer to US dollars unless otherwise indicated. When we refer to Energy Quest, we, our or us, we are referring to Energy Quest Inc.

Energy Quest Inc.
(A Development Stage Company)

June 30, 2008
Index
Consolidated Balance Sheets (unaudited)	F-1
Consolidated Statements of Operations and Other Comprehensive Loss (unaudited)	F-2
Consolidated Statements of Cash Flows (unaudited)	F-3
Notes to the Consolidated Financial Statements	F-4

Energy Quest Inc.
(A Development Stage Company)
Consolidated Balance Sheets (unaudited)

	June 30, 2008	December 31, 2007
	$	$
Assets
Current Assets
Cash and cash equivalents	1,559	1,733
Restricted cash	–	80,000
Prepaid expenses	454	454
Other current assets	3,572	2,064
Total Current Assets	5,585	84,251
Intangible Asset	3,030,433	31,336
Total Assets	3,036,018	115,587
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	21,451	61,603
Accounts payable - related parties	440,686	249,505
Stock payable	–	161,583
Note payable	21,823	21,197
Shareholder advances	289,608	289,934
Total Liabilities	773,568	783,822
Stockholders' Equity (Deficit)
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 4,823,249 shares (December 31, 2007 - 2,565,549 shares)	4,823	2,566
Additional Paid-in Capital	7,292,464	3,976,922
Accumulated Other Comprehensive Loss	(72)	(105)
Stock Subscriptions Receivable	(60,500)	(60,500)
Deficit Accumulated During the Development Stage	(4,974,265)	(4,587,118)
Total Stockholders’ Equity (Deficit)	2,262,450	(668,235)
Total Liabilities and Stockholders’ Equity (Deficit)	3,036,018	115,587

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss (unaudited)

					Period from
	For the Three	For the Three	For the Six	For the Six	December 14, 2004
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception)
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	to June 30, 2008
	$	$	$	$	$
Revenue	–	–	–	–	5,164
Expenses
Consulting and management fees	94,606	137,581	189,331	138,859	3,972,867
General and administrative	13,805	18,291	27,826	25,146	307,047
Professional fees	20,035	95,336	74,817	113,419	340,650
Research and development	4,922	–	9,922	–	9,922
	133,368	251,208	301,896	277,424	4,630,486
Loss before the following:	(133,368)	(251,208)	(301,896)	(277,424)	(4,625,322)
Interest income	754	560	1,508	560	3,593
Interest expense	(1,240)	–	(6,759)	–	(7,502)
Gain on write-off of debt	–	–	–	–	5,826
Loss on restricted cash	–	–	(80,000)	–	(80,000)
Loss on write-off of receivable	–	–	–	–	(193,922)
Net loss	(133,854)	(250,648)	(387,147)	(276,864)	(4,897,327)
Other comprehensive loss
Foreign currency translation adjustment	(13)	(2,511)	33	(2,747)	(72)
Total Comprehensive Loss	(133,867)	(235,159)	(387,114)	(279,611)	(4,897,399)
Net Loss Per Share – Basic and Diluted	(0.03)	(0.12)	(0.12)	(0.13)
Weighted Average Shares Outstanding – Basic and Diluted	3,955,000	2,116,000	3,260,000	2,054,000

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)

			Accumulated from
			December 14, 2004
	For the Six Months Ended	For the Six Months Ended	(Date of Inception) to
	June 30, 2008	June 30, 2007	June 30, 2008
	$	$	$
Cash Flows Used In Operating Activities
Net loss	(387,147)	(276,864)	(4,897,327)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock-based compensation	–	74,795	2,165,113
Shares issued for expenses	–	–	1,408,005
Gain on write-off of debt	–	–	(5,826)
Write-off on restricted cash	80,000	–	80,000
Loss on write-off of loan receivable	–	–	193,922
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,508)	–	(4,026)
Accrued interest	–	(539)	–
Accounts payable and accrued liabilities	(8,307)	93,742	23,700
Due to related parties	191,792	58,267	441,297
Net Cash Used in Operating Activities	(125,170)	(50,599)	(595,142)
Investing Activities
Loan receivable	–	(60,500)	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)
Net Cash Used In Investing Activities	–	(60,500)	(298,357)
Financing Activities
Proceeds from issuance of common stock	125,000	90,500	454,144
Loans payable	–	19,254	441,023
Net Cash Provided By Financing Activities	125,000	109,754	895,167
Effect of Exchange Rate Changes on Cash	(4)	–	(109)
Increase in Cash and Cash Equivalents	(174)	(1,345)	1,559
Cash and Cash Equivalents, beginning	1,733	4,694	–
Cash and Cash Equivalents, end	1,559	3,349	1,559
Supplemental Disclosures
Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–
Non-Cash Financing and Investing Activities
Common stock issued for intangible asset	3,000,000	–	3,000,204
Common stock issued for subscription receivable	–	–	60,500

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage company)
Notes to the Consolidated Financial Statement

1.	Basis of Presentation

The accompanying unaudited interim financial statements of Energy Quest, Inc. (“Energy Quest”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-K have been omitted.

2.	Going Concern

These financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern is dependent upon its ability to attain profitable operations, and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings of approximately $120,000,000 over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at June 30, 2008 has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

3.	Related Party Transactions

	a.	As at June 30, 2008, $20,560 (December 31, 2007 - $21,171) is owed to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

	b.	As at June 30, 2008, $67,231 (December 31, 2007 - $50,705) is owed to a related party consultant for expenses paid on behalf of the company.

	c.	During the six-month period ended June 30, 2008, the company recorded $75,000 (2007 - $38,351) for management services provided by the President of the company. At June 30, 2008, $141,785 (December 31, 2007 - $87,341) is included in due to related parties.

	d.	During the six-month period ended June 30, 2008, the company recorded $65,000 (2007 - $25,288) for management services provided by the Treasurer of the company. At June 30, 2008, $155,288 (December 31, 2007- $90,288) is included in due to related parties.

	e.	During the six-month period ended June 30, 2008, the company recorded $55,822 (2007 - $Nil) for management services provided by the CFO of the company. At June 30, 2008, $55,822 (December 31, 2007- $Nil) is included in due to related parties.

4.	Shareholder Advances

As at June 30, 2008, $289,608 (December 31, 2007 – $289,934) is owed to shareholders. This amount is unsecured, non-interest bearing and due on demand.

5.	Stock Compensation Plans

On January 22, 2008, the company adopted the 2008 Stock Compensation Plan (the “Stock Plan”) under which the company is authorized to issue up to 1,000,000 shares of common stock of the company to employees, executives and consultants. No options were issued under this plan for the six months ended June 30, 2008.

On January 22, 2008, the company adopted the 2008 Non-Qualified Stock Option Plan (the “Option Plan”) under which the company is authorized to issue up to 1,000,000 options to employees, executives and consultants to purchase shares of common stock of the company. No options were issued under this plan for the six months ended June 30, 2008.

Energy Quest Inc.
(A Development Stage company)
Notes to the Consolidated Financial Statement

6.	Common Stock

	a.	On April 30, 2008, the Company issued 107,700 shares of common stock with warrants attached, pursuant to a private placement. The company received $1.50 per share of common stock for total proceeds of $161,550. Each warrant has an exercise price of $2.00 and will expire in one year from the date of issuance of the warrant certificate.

	b.	On April 30, 2008, the Company issued 115,000 shares of common stock pursuant to a private placement. The company received $1.00 per share of common stock for total proceeds of $115,000.

	c.	On May 5, 2008, the Company issued 2,000,000 shares at $1.50 per share, the fair value of the stock on the date the agreement was consummated, for unregistered restricted common stock for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008.

	d.	On June 3, 2008, the Company issued 25,000 shares of common with a fair value of $31,250 for services received.

	e.	On June 11, 2008, the Company issued 10,000 shares of common stock pursuant to a private placement. The company received $1.00 per share of common stock for total proceeds of $10,000.

7.	Warrants

The Company issued 107,700 warrants during the period ended June 30, 2008. The fair value of the warrants issued was estimated at the date of issue using the Black-Scholes option pricing model and the weighted average fair value of the warrants issued during the period ended June 30, 2008 was $0.88 (2007 - - $nil). The Company recorded the fair value of $94,597 (2007 - $nil) as additional paid-in capital.

The weighted average assumptions used are as follows:

	June 30, 2008	June 30, 2007
Expected dividend yield	0%	N/A
Risk-free interest rate	2.10%	N/A
Expected volatility	227%	N/A
Expected option life (in years)	1.00	N/A

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of the changes in the Company’s share purchase warrants is presented below:

	June 30, 2008		December 31, 2007
		Weighted Average		Weighted Average
	Number	Exercise Price	Number	Exercise Price
Balance, beginning of year	–	–	–	–
Issued	107,700	US$ 2.00	–	–
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–
Balance, end of period	107,700	US$ 2.00	–	–

The following share purchase warrants are outstanding:

Expiry Date	Exercise Price	June 30, 2008
April 28, 2009	$ 2.00	107,700
		107,700

ITEM 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are engaged in the development and production of hydrogen-enriched alternative fuels. We plan to employ gasification technologies and catalytic conversion processes to produce clean fuels. We design, build, lease and in some cases operate the gasification technologies with broad potential application within the energy field. Our various technologies allow for the use of steam for reformation of coal and other carbonaceous feedstocks, conversion of waste solid fuel sources into gaseous form and allow for incineration of waste in an environmentally friendly manner.

We have one wholly-owned subsidiary, Syngas Energy Corp., and its principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity.

Liquidity and Capital Resources

As of June 30, 2008, we had cash of $1,559 and a working capital deficiency of $767,983. As at June 30, 2008 our accumulated deficit was $4,974,265. For the three months ended June 30, 2008 our net loss was $133,854 compared to $250,648 during the same period in 2007. This decrease was due mostly to lower consulting, management and professional fees. For the six months ended June 30, 2008 our net loss was $387,114 compared to $279,611 for the same period in 2007. The increase in net loss between these periods was mostly due to higher consulting and management fees and a loss on restricted cash.

Our loss was funded by proceeds from shareholder loans and sales of our securities. During the six months ended June 30, 2008, we raised $125,000 through financing activities and our cash position decreased by $174.

We used net cash of $125,170 in operating activities for the six months ended June 30, 2008 compared to net cash of $50,599 in operating activities for the same period in 2007. We did not use any money in investing activities for the six months ended June 30, 2008 compared $60,500 during the same period in 2007. The effect of exchange rates on cash was a decrease in cash of $4 for the six months ended June, 2008 compared to no change during six months ended June 30, 2007.

During the six months ended June 30, 2008 our monthly cash requirement was approximately $20,862, compared to approximately $8,433 for the same period in 2007. We expect to require a total of approximately $3,660,000 to fully carry out our business plan over the next twelve months beginning July 2008 as set out in this table:

Description	Estimated Expense
Marketing our gasification technologies	$200,000
Continued improvement of our PyStR™ and other technologies	$1,200,000
Further commercializing our gasification technologies	$400,000
Manufacturing of Modular Bio-energy units	$400,000
Payment of accounts payable and accrued liabilities	$460,000
General and administrative expenses	$500,000
Professional fees	$100,000
Consulting fees	$200,000
Investor relations expenses	$100,000
Patent application costs (including legal fees)	$100,000
Total	$3,660,000

We intend to meet our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We are currently not in good short-term financial standing. We anticipate that we may not generate any revenues in the near future and we will not have enough positive internal operating cash flow until we can generate substantial revenues, which may take the next few years to fully realize. There is no assurance we will achieve profitable operations. We have historically financed our operations primarily by cash flows generated from the sale of our equity securities and through cash infusions from officers and outside investors in exchange for debt and/or common stock.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Jain Vasant whereby Mr. Vasant agreed to loan us $120,000,000. At any time after September 4, 2012 and until September 4, 2017 Mr. Vasant has the right to convert all, or a portion of, the principal amount of the convertible debenture into our common shares at a conversion price of $50.00 per share. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of August 14, 2008, the transaction had not yet closed.

Once the $120,000,000 debenture transaction is closed, we will have enough capital to meet our cash requirements over the next twelve months. However, we cannot guarantee that the agreement will be successfully closed on a timely basis. If the agreement fails to close, we intend to raise the balance of our cash requirements (approximately $3,660,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and from inception to June 30, 2008.

Limited Revenues

Since our inception on December 14, 2004 to June 30, 2008, we have earned limited revenue of $5,164. As of June 30, 2008, we have an accumulated deficit of $4,974,265 and we did not earn any revenues during the three months ending on June 30, 2008. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $133,854 for the three months ended June 30, 2008, compared to a net loss of $250,648 for the same period in 2007. This decrease in net loss is mostly due to lower consulting, management and professional fees. From inception on December 14, 2004 to June 30, 2008, we have incurred a net loss of $4,897,327. Our basic and diluted loss per share was $0.03 for the three months ended June 30, 2008, and $0.12 for the same period in 2007.

Expenses

Our total operating expenses decreased from $251,208 to $133,368 for the three months ended June 30, 2008 compared to the same period in 2007. This decrease in expenses is mostly due to lower consulting, management and professional fees. Since our inception on December 14, 2004 to June 30, 2008, we have incurred total operating expenses of $4,630,486.

Our consulting and management fees decreased $42,975 from $137,581 to $94,606 for the three months ended June 30, 2008 compared to the same period in 2007. This decrease was largely due to lower payments made to our management. Since our inception on December 14, 2004 until June 30, 2008 we have spent $3,972,867 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses decreased $4,486 from $18,291 to $13,805 for the three months ended June 30, 2008 compared to the same period in 2007. Since our inception on December 14, 2004 until June 30, 2008 we have spent $307,047 on general and administrative expenses.

We incurred $4,922 in research and development expenses for the three months ended June 30, 2008 and we did not spend any money on research and development during the three months ended June 30, 2007. Since our inception on December 14, 2004 until June 30, 2008 we have spent $9,922 on research and development. Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $75,301 to $20,035 for the three months ended June 30, 2008 from $95,336 for the same period in 2007, mainly due to less legal and auditing services provided in the three month periods ended June 30, 2008.

Results of Operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

No Revenues

We did not earn any revenues during the six months ending on June 30, 2008 or during the same period in 2007. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $387,147 for the six months ended June 30, 2008, compared to a net loss of $276,864 for the same period in 2007. This increase in net loss is mostly due to higher consulting and management fees as well as a loss on restricted cash.

Our basic and diluted loss per share was $0.12 for the six months ended June 30, 2008, and $0.13 for the same period in 2007.

Expenses

Our total operating expenses increased from $277,424 to $301,896 for the six months ended June 30, 2008 compared to the same period in 2007. This increase in expenses is mostly due to higher consulting and management fees.

Our consulting and management fees increased $50,472 from $138,859 to $189,331 for the six months ended June 30, 2008 compared to the same period in 2007. This increase was largely due to higher payments made to our management.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses increased $2,680 from $25,146 to $27,826 for the six months ended June 30, 2008 compared to the same period in 2007.

We incurred $9,922 in research and development expenses for the six months ended June 30, 2008 and we did not spend any money on research and development during the six months ended June 30, 2007.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $38,602 to $74,817 for the six months ended June 30, 2008 from $113,419 for the same period in 2007, mainly due to less legal and auditing services provided in the six month periods ended June 30, 2008.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4. Control and Procedures

Not applicable

ITEM 4T. Control and Procedures.

Disclosure Controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The evaluation did not identify any change in our internal control over financial reporting that occurred during the period ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over such reporting.

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

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, or use or disposition of the registrant's assets that could have a material effect on the financial statements.

Changes in internal controls

Subsequent to the date of their evaluation, there were no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of August 14, 2008 there are no any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. Unregistered Sales of Equity Securities.

For the period ended June 30, 2008, we have issued the following securities pursuant to exemptions from registration requirements:

  On April 30, 2008, we issued 107,700 shares of common stock with warrants attached, pursuant to a private placement. We received $1.50 per share of common stock for total proceeds of $161,550. Each warrant has an exercise price of $2.00 and will expire in one year from the date of issuance of the warrant certificate. These units were issued in reliance upon Regulation S of the Securities Act of 1933.
  On April 30, 2008, we issued 115,000 shares of common stock pursuant to a private placement. We received $1.00 per share of common stock for total proceeds of $115,000. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.
  On May 5, 2008, we issued 2,000,000 shares at $1.50 per share, the fair value of the stock on the date the agreement was consummated, as a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.
  On June 3, 2008, we issued 25,000 shares of common with a fair value of $31,250 for legal services received. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.
  On June 11, 2008, we issued 10,000 shares of common stock pursuant to a private placement. We received $1.00 per share of common stock for total proceeds of $10,000. These units were issued in reliance upon Regulation S of the Securities Act of 1933.

Our reliance upon the exemption under of Regulation S of the Securities Act was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the securities. Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

Additionally, the investors were given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Submission of Matters to a Vote of Security Holders.

None

ITEM 5. Other Information.

None

ITEM 6. Exhibits.

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ENERGY QUEST INC.
(REGISTRANT)

Date: August 14, 2008	By: /s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer,
Director
(Authorized Officer for Registrant)

Date: August 14, 2008	By: /s/ Vasant K. Jain
Vasant K. Jain
Chief Financial Officer, Director, Principal Accounting Officer