Form 10-Q
period 2008-09-30
ENERGY QUEST, INC.
filed 2008-11-14
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Large accelerated filer [   ]     Accelerated filer [   ]    Non-accelerated filer [   ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2008, the registrant’s outstanding common stock consisted of 4,923,249 shares.

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

Energy Quest Inc.
(A Development Stage Company)

September 30, 2008

2

Energy Quest Inc.
(A Development Stage Company)
Consolidated Balance Sheets (unaudited)

	September 30,	December 31,
	2008	2007
	$	$
Assets
Current Assets
Cash and cash equivalents	1,300	1,733
Restricted cash	–	80,000
Prepaid expenses	181,579	454
Other current assets	–	2,064
Total Current Assets	182,879	84,251
Intangible Asset	3,029,621	31,336
Total Assets	3,212,500	115,587

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	43,986	61,603
Accounts payable - related parties	532,816	249,505
Stock payable	–	161,583
Note payable	22,140	21,197
Shareholder advances	289,315	289,934
Total Liabilities	888,257	783,822
Stockholders' Equity (Deficit)
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued: 4,923,249 shares (December 31, 2007 - 2,565,549 shares)	4,923	2,566
Additional Paid-in Capital	7,509,364	3,976,922
Accumulated Other Comprehensive Loss	(43)	(105)
Stock Subscriptions Receivable	–	(60,500)
Deficit Accumulated During the Development Stage	(5,190,001)	(4,587,118)
Total Stockholders’ Equity (Deficit)	2,324,243	(668,235)
Total Liabilities and Stockholders’ Equity (Deficit)	3,212,500	115,587

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss (unaudited)

					Period from
	For the Three	For the Three	For the Nine	For the Nine	December 14, 2004
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2008	2007	2008	2007	2008
	$	$	$	$	$
Revenue	–	–	–	–	5,164

Expenses
Consulting and management fees	137,501	191,863	326,832	330,722	4,110,368
General and administrative	10,848	15,002	38,674	40,148	317,895
Professional fees	28,908	8,795	103,725	122,214	369,558
Research and development	36,189	–	46,111	–	46,111
	213,446	215,660	515,342	493,084	4,843,932
Loss before the following:	(213,446)	(215,660)	(515,342)	(493,084)	(4,838,768)

Interest income	(1,508)	762	–	1,322	2,085
Interest expense	(782)	–	(7,541)	–	(8,284)
Gain on write-off of debt	–	–	–	–	5,826
Loss on restricted cash	–	–	(80,000)	–	(80,000)
Loss on write-off of receivable	–	–	–	–	(193,922)

Net loss	(215,736)	(214,898)	(602,883)	(491,762)	(5,113,063)
Other comprehensive loss
Foreign currency translation adjustment	29	(2,033)	62	(4,780)	(43)
Total Comprehensive Loss	(215,707)	(216,931)	(602,821)	(496,542)	(5,113,106)
Net Loss Per Share – Basic and Diluted	(0.04)	(0.10)	(0.16)	(0.24)
Weighted Average Shares Outstanding –
Basic and Diluted	4,858,000	2,165,000	3,797,000	2,092,000

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (unaudited)

			Accumulated from
	For the Nine	For the Nine	December 14, 2004
	Months Ended	Months Ended	(Date of Inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(602,883)	(491,762)	(5,113,063)

Adjustments to reconcile net loss to net cash used
in operating activities:
Stock-based compensation	–	180,658	2,165,113
Shares issued for expenses	127,625	–	1,535,630
Gain on write-off of debt	–	–	(5,826)
Write-off on restricted cash	80,000	–	80,000
Loss on write-off of loan receivable	–	–	193,922

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,064	–	(454)
Accrued interest	–	(1,301)	–
Accounts payable and accrued liabilities	(16,706)	117,897	15,300
Due to related parties	284,470	123,468	533,975

Net Cash Used in Operating Activities	(125,430)	(71,040)	(595,403)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from issuance of common stock	125,000	30,000	454,144
Loans payable	–	120,915	441,024

Net Cash Provided By Financing Activities	125,000	150,915	895,168

Effect of Exchange Rate Changes on Cash	(3)	219	(108)

Increase (decrease) in Cash and Cash Equivalents	(433)	80,094	1,300

Cash and Cash Equivalents, beginning	1,733	4,694	–

Cash and Cash Equivalents, end	1,300	84,788	1,300

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities

Common stock issued for intangible asset	3,000,000	–	3,000,204
Stock subscription receivable	(60,500)	60,500	–
Common stock issued for stock payable	161,550	–	–

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

These financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at September 30, 2008, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

3.	Related Party Transactions

	a.	As at September 30, 2008, $20,012 (December 31, 2007 - $21,171) is owed to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

	b.	As at September 30, 2008, $86,903 (December 31, 2007 - $50,705) is owed to a related party consultant for expenses paid on behalf of the company.

c.

During the nine-month period ended September 30, 2008, the company recorded $112,500 (2007 - $75,851) for management services provided by the President of the company. At September 30, 2008, $184,781 (December 31, 2007 - $57,480) is included in due to related parties.

d.

During the nine-month period ended September 30, 2008, the company recorded $65,000 (2007 - $57,788) for management services provided by the former Treasurer of the company. At September 30, 2008, $155,288 (December 31, 2007- $57,788) is included in due to related parties.

e.

During the nine-month period ended September 30, 2008, the company recorded $85,832 (2007 - $Nil) for management services provided by the CFO of the company. At September 30, 2008, $85,832 (December 31, 2007 - $Nil) is included in due to related parties.

4.	Shareholder Advances

As at September 30, 2008, $289,315 (December 31, 2007 – $289,934) is owed to shareholders. This amount is unsecured, non-interest bearing and due on demand.

5.	Stock Compensation Plans

On January 22, 2008, the company adopted the 2008 Stock Compensation Plan (the “Stock Plan”) under which the company is authorized to issue up to 1,000,000 shares of common stock of the company to employees, executives and consultants. No options were issued under this plan for the nine months ended September 30, 2008.

On January 22, 2008, the company adopted the 2008 Non-Qualified Stock Option Plan (the “Option Plan”) under which the company is authorized to issue up to 1,000,000 options to employees, executives and consultants to purchase shares of common stock of the company. No options were issued under this plan for the nine months ended September 30, 2008.

Energy Quest Inc.
(A Development Stage company)
Notes to the Consolidated Financial Statement

6.	Commitments

a.

On September 19, 2008, the company entered into an agreement with Access Energy Technologies (“Access”) for the provision of assistance and advice to the company on acquiring contracts in Korea. The agreement is for a period of three years and can be renewed annually thereafter, unless terminated by either party by written notice. Pursuant to the agreement, the company will pay the cost of marketing or any other costs incurred by Access with prior approval of the company.

b.

On July 24, 2007, the company entered into an agreement with I-Coda Group for the manufacture of units using the company’s gasification technology for a one year term. The agreement is to be renewed annually unless terminated by either party on two months notice. Pursuant to the agreement, I-Coda has agreed to manufacture and package gasification units, for which the company will pay the cost of manufacturing the units plus 15% and all taxes. The company paid and charged to research and development the 1st annual bill of $36,000 by issuance of 100,000 shares of common stock at fair value of $0.36 per share on August 29, 2008.

7.	Common Stock

a.

On April 26, 2007, the company issued 57,500 shares of common stock in consideration for a promissory note (stock subscription receivable) in the amount of $60,500. On July 1, 2008, the company issued 50,000 common shares of the company and signed a consulting agreement with the issuer of the promissory note to receive consulting services in lieu of cash. Upon the cancellation of the promissory note, the company adjusted its common stock, additional paid in capital and stock subscriptions receivable by $60,500. The fair value of these shares for services totalled approximately $245,000; for the nine months ended September 30, 2008, approximately $64,000 was charged to consulting services and at September 30, 2008, approximately $181,000 was recorded as prepaid expenses.

b.

On April 30, 2008, the company issued 107,700 shares of common stock with warrants attached, pursuant to a private placement. The company received $1.50 per share of common stock for total proceeds of $161,550. The fair value of the warrants was approximately $95,000. Each warrant has an exercise price of $2.00 and will expire in one year from the date of issuance of the warrant certificate. The company evaluated the terms of the attached warrants and concluded that the terms did not result in derivative accounting.

	c.	On April 30, 2008, the company issued 115,000 shares of common stock pursuant to a private placement. The company received $1.00 per share of common stock for total proceeds of $115,000.

d.

On May 5, 2008, the company issued 2,000,000 shares at $1.50 per share, the fair value of the stock on the date the agreement was consummated, of unregistered restricted common stock for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. At September 30, 2007, the total cost of $3,000,000 is recorded as an intangible asset.

	e.	On June 3, 2008, the company issued 25,000 shares of common with a fair value of $31,250 for services received.

	f.	On June 11, 2008, the company issued 10,000 shares of common stock pursuant to a private placement. The company received $1.00 per share of common stock for total proceeds of $10,000.

	g.	On August 29, 2008, the company issued 100,000 shares of common stock with a fair value of $36,000 for services received. (See Note 6(b)).

Energy Quest Inc.
(A Development Stage company)
Notes to the Consolidated Financial Statement

8.	Warrants

The company issued 107,700 warrants during the nine month period ended September 30, 2008. The fair value of the warrants issued was estimated at the date of issue using the Black-Scholes option pricing model and the weighted average fair value of the warrants issued during the period ended September 30, 2008 was $0.88 (2007 - $Nil). The company recorded the fair value of $94,597 (2007 - $Nil) as additional paid-in capital.

The weighted average assumptions used are as follows:

	September 30, 2008	September 30, 2007

Expected dividend yield	0%	N/A
Risk-free interest rate	2.10%	N/A
Expected volatility	227%	N/A
Expected option life (in years)	1.00	N/A

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of the changes in the company’s share purchase warrants is presented below:

	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Number	Price	Number	Price

Balance, beginning of year	–	–	–	–
Issued	107,700	$2.00	–	–
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of period	107,700	$2.00	–	–

The following share purchase warrants are outstanding:

	Exercise	September 30,
Expiry Date	Price	2008
April 28, 2009	$ 2.00	107,700
		107,700

9.	Subsequent Event

On October 15, 2008, the company entered into an agreement with CO.F.A.M.M. (“COFAMM”) for the provision of assistance and advice to the company on acquiring contracts in Italy, Romani, Greece, Morocco, Middle East and Hungary. The agreement is for a period of three years and can be renewed annually thereafter, unless terminated by either party by written notice. Pursuant to the agreement, the company will pay the cost of marketing or any other costs incurred by COFAMM with prior approval of the company.

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

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $1,300 and a working capital deficiency of $705,378. As at September 30, 2008 our accumulated deficit was $5,190,001. For the three months ended September 30, 2008 our net loss was $215,736 compared to $214,898 during the same period in 2007. This decrease was due mostly to lower consulting and management fees. For the nine months ended September 30, 2008 our net loss was $602,883 compared to $491,762 for the same period in 2007. The increase in net loss between these periods was mostly due to an increase in research and development and a loss on restricted cash.

Our loss was funded by proceeds from shareholder loans and sales of our securities. During the nine months ended September 30, 2008, we raised $286,550 through financing activities and our cash position decreased by $433.

We used net cash of $125,430 in operating activities for the nine months ended September 30, 2008 compared to net cash of $71,040 in operating activities for the same period in 2007. We did not use any money in investing activities for the nine months ended September 30, 2008 nor did we use any money for investing activities during the same period in 2007. The effect of exchange rates on cash was a decrease in cash of $3 for the nine months ended September 30, 2008 compared to an increase of $219 during nine months ended September 30, 2007.

During the nine months ended September 30, 2008 our monthly cash requirement was approximately $13,967, compared to approximately $7,893 for the same period in 2007. We expect to require a total of approximately $3,780,000 to fully carry out our business plan over the next twelve months beginning October 2008 as set out in this table:

Description	Estimated Expense
Marketing our gasification technologies	$200,000
Continued improvement of our PyStR™ and other technologies	$1,200,000
Further commercializing our gasification technologies	$400,000
Manufacturing of Modular Bio-energy units	$400,000
Payment of accounts payable and accrued liabilities	$580,000
General and administrative expenses	$500,000
Professional fees	$100,000
Consulting fees	$200,000
Investor relations expenses	$100,000
Patent application costs (including legal fees)	$100,000
Total	$3,780,000

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

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Jain Vasant whereby Mr. Vasant agreed to loan us $120,000,000. At any time after September 4, 2012 and until September 4, 2017 Mr. Vasant has the right to convert all, or a portion of, the principal amount of the convertible debenture into our common shares at a conversion price of $50.00 per share. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. On October 27, 2008 we received a letter from Mr. Vasant providing us with an update as to the disbursement of funds. Mr. Vasant has informed us that we will receive the first tranche of the debenture funds, $40 million, between December 12 to 20th, 2008. We will receive the second tranche, $40 million on January 15, 2009 and the final tranche of $40 million on February 15, 2009. As of November 14, 2008, the transaction has not yet closed and we have not yet received any funds.

Once the $120,000,000 debenture transaction is closed, we will have enough capital to meet our cash requirements over the next twelve months. However, we cannot guarantee that the agreement will be successfully closed on a timely basis. If the agreement fails to close, we intend to raise the balance of our cash requirements (approximately $3,780,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and from inception to September 30, 2008.

Limited Revenues

Since our inception on December 14, 2004 to September 30, 2008, we have earned limited revenue of $5,164. As of September 30, 2008, we have an accumulated deficit of $5,190,001 and we did not earn any revenues during the three months ending on September 30, 2008. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $215,736 for the three months ended September 30, 2008, compared to a net loss of $214,898 for the same period in 2007. This decrease in net loss is mostly due to lower consulting and management fees. From inception on December 14, 2004 to September 30, 2008, we have incurred a net loss of $5,113,063. Our basic and diluted loss per share was $0.04 for the three months ended September 30, 2008, and $0.10 for the same period in 2007.

Expenses

Our total operating expenses decreased from $215,660 to $213,446 for the three months ended September 30, 2008 compared to the same period in 2007. This decrease in expenses is mostly due to lower consulting and management fees. Since our inception on December 14, 2004 to September 30, 2008, we have incurred total operating expenses of $4,843,932.

Our consulting and management fees decreased $54,362 from $191,863 to $137,501 for the three months ended September 30, 2008 compared to the same period in 2007. This decrease was largely due to lower payments made to our management. Since our inception on December 14, 2004 until September 30, 2008 we have spent $4,110,368 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses decreased $4,154 from $15,002 to $10,848 for the three months ended September 30, 2008 compared to the same period in 2007. Since our inception on December 14, 2004 until September 30, 2008 we have spent $317,895 on general and administrative expenses.

We incurred $36,189 in research and development expenses for the three months ended September 30, 2008 and we did not spend any money on research and development during the three months ended September 30, 2007. Since our inception on December 14, 2004 until September 30, 2008 we have spent $46,111 on research and development. Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $20,113 to $28,908 for the three months ended September 30, 2008 from $8,795 for the same period in 2007, mainly due to increased legal and auditing services provided in the three month periods ended September 30, 2008.

Results of Operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

No Revenues

We did not earn any revenues during the nine months ending on September 30, 2008 or during the same period in 2007. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $602,883 for the nine months ended September 30, 2008, compared to a net loss of $491,762 for the same period in 2007. This increase in net loss is mostly due to an increase in research and development as well as a loss on restricted cash. Our basic and diluted loss per share was $0.16 for the nine months ended September 30, 2008, and $0.24 for the same period in 2007.

Expenses

Our total operating expenses increased to $515,342 from $493,084 for the nine months ended September 30, 2008 compared to the same period in 2007. This increase in expenses is mostly due to higher research and development expenses.

Our consulting and management fees decreased $3,890 from $330,722 to $326,832 for the nine months ended September 30, 2008 compared to the same period in 2007. This increase was largely due to lower payments made to our management.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses decreased $1,474 from $40,148 to $38,674 for the nine months ended September 30, 2008 compared to the same period in 2007.

We incurred $46,111 in research and development expenses for the nine months ended September 30, 2008 and we did not spend any money on research and development during the nine months ended September 30, 2007.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $18,489 to $103,725 for the nine months ended September 30, 2008 from $122,214 for the same period in 2007, mainly due to less legal and auditing services provided in the nine month period ended September 30, 2008.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4. Control and Procedures

Not applicable

ITEM 4T. Control and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “Limitations On The Effectiveness Of Internal Controls,” such that the information relating to us, required to be disclosed in Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations On The Effectiveness Of Internal Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of November 14, 2008 there are no any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. Unregistered Sales of Equity Securities.

For the period ended September 30, 2008, we have issued the following securities pursuant to exemptions from registration requirements:

  On August 29, 2008, we issued 100,000 shares of common stock at the fair market value of $0.36 per share. The shares were issued as payment for our first annual bill, pursuant to an agreement with I-Coda Group for the manufacture of units using our gasification technology. These shares were issued in reliance upon Regulation S of the Securities Act of 1933.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: November 14, 2008	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer,
Director
(Authorized Officer for Registrant)

Date: November 14, 2008	/s/ Vasant K, Jain
Vasant K, Jain
Chief Financial Officer, Director,
Principal Accounting Officer