Form 10-K
period 2008-12-31
ENERGY QUEST, INC.
filed 2009-04-14
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-28305

ENERGY QUEST INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1880015
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

850 South Boulder Hwy., Suite 169 Henderson, Nevada 89015-7564	(702) 568 4131
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [   ] No [ x ]

As of June 30, 2008, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $4,971,433.02 based on the closing sale price of $1.03 per share on that date.

Number of common shares outstanding at April 10, 2009: 9,555,270

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Mantra" mean Mantra Venture Group Ltd., unless otherwise indicated.

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

  Pyrolysis Steam Reformer (“PyStR™”), which utilizes steam for reforming of coal and other carbonaceous feedstocks, and separates hydrogen and carbon dioxide into separate streams;
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

Development

On July 1, 2008, Steve Eilers, a Director and our Secretary and Treasurer, submitted his resignation notice to us, effective immediately. Also, on July 1, 2008, we appointed Mr. Ron Foster as a Director and to serve as our Secretary and Treasurer.

On April 21, 2008, we appointed Mr. Peter J. Stephens as a director and to serve on the Board of Directors of the Company.

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

In March 2008 our Board of Directors approved the construction of a portable PyStR TM Hydrogen unit for demonstration to the petroleum industry in Alberta.

On February 8, 2008 we engaged Malone & Bailey PC as our new independent registered public accounting firm, because Morgan & Company, Chartered Accountants, submitted its resignation and ceased services as the independent registered public accounting firm for us.

On February 5, 2008 Gilles H. Imbeault, a member of our Board of Directors, notified us of his decision to resign his positions as a director and our Vice President of Finance and concurrently, we accepted the resignation letter of Gilles H. Imbeault as a director and the Vice President of Finance.

On January 2, 2008 we appointed Mr. Jain as our Chief Financial Officer and director.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Vasant Jain whereby Mr. Jain agreed to loan $120,000,000 to us. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of April 2, 2009 all approvals for transference of funds have been completed and the closing date is anticipated to occur shortly.

Our Products and Services

Pyrolysis Steam Reformer (“PyStR™”)

In 2005, through our wholly owned subsidiary Syngas Energy, we acquired world-wide exclusive licenses to develop, produce and market PyStR™, a low cost proprietary hydrogen production technology. On June 7, 2007, we completed carbon dioxide sequestration technology, a component of our PyStR™ technology. In March 2008 our Board of Directors approved the construction of a portable PyStR TM Hydrogen unit for demonstration to the petroleum industry in Alberta.

We obtained the exclusive rights to a new, innovative hydrogen generation technology referred to as the PyStR™ ( Py rolitic St eam R eforming) process. This process can directly produce high purity hydrogen from biomass and other carbonaceous feed-stocks such as oil sands, coal and petroleum coke. The PyStR™ technology involves the simultaneous pyrolysis and steam reforming of virtually any carbon-based material. Its products include separate high purity streams of hydrogen, carbon dioxide and nitrogen produced in a relatively low cost stainless steel or refractory lined vessel.

The PyStR™ technology is an inexpensive and simple method of reforming hydrocarbons (carbonaceous materials) and calcining lime to chemically separate hydrogen and carbon dioxide into two separate streams. It converts common cheap ingredients (coal or wood, air, water) into near pure streams of hydrogen (H 2), carbon dioxide (CO 2) and nitrogen (N 2). It produces no flue gas.

We have agreed to begin construction on a demonstration sized installation of the PyStR™ technology no later than February 14, 2008. We have met this obligation and we are in the process of constructing a portable PyStR TM Hydrogen unit for demonstration. We plan to complete it at the end of 2008. We are also obligated to sell at least one commercial installation using the PyStR™ technology by the end of 2008.

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

Licensing Agreements with Re-Gen International, Beaufort Energy and Poly-Pacific International

We entered into a licensing agreement dated April 9, 2007, with Re-Gen International Corporation. Under the terms of the agreement, we agreed to grant licensing rights for our gasification technology in the United States of America. The term of the agreement is 10 years and is renewable at expiration for a further period of 10 years. Re-Gen International must pay us a royalty of 12% of defined profit, to be calculated each month, or a minimum of $30,000 every three months for the first year, whichever is greater. After the first year, the minimum will be adjusted to $60,000 every three months. We have not received any amounts and have not recognized any revenue under this agreement to date. On, October 31, 2008 this agreement was mutually canceled by both parties

We entered into a licensing agreement dated April 24, 2007, with Beaufort Energy Solutions, Inc. Under the terms of the agreement, we agreed to grant licensing rights for our gasification technology in the Province of British Columbia, Canada. The term of the agreement is 20 years and is renewable at expiration for a further period of 10 years. Beaufort Energy must pay us a royalty of 10% of defined net income, to be paid within 30 days after the end of each quarterly accounting period.

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

Marketing

We are a new company and we have little market presence at this time. So far, we have only three customers and partners, Poly-Pacific International, I-Coda, Northerrn Alberta Oil Ltd. and Beaufort Energy. We intend to supplement this with attendance at several trade shows in North America each year and with advertisements in magazines.

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

Energy Products of Idaho, USA General Electric, - we are less expensive by half
USA
General Electric, USA	- General Electric holds very large complex systems only
FERCO (Battelle), U.S.A	-	Unlike FERCO, we offer our incinerator units for sale or lease.
	-	We also enter into joint venture agreements for the use of our technology

Lurgi, Germany	-	Unlike Lurgi’s, our units have a small footprint and can be skid
	-	mounted and portable
Foster-Wheeler (Outokumpu), Finland	- Our units are adaptable to downstream changing requirements

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

Research and Development

On September 13, 2007 we completed the research and development of our small Modular Bio-energy units: Model FS324 and M2-3 Gasifier. Since our inception, we have spent approximately $300,000 on research and development.

We anticipate that we will spend $2,200,000 on research and development over the next twelve months to upgrade our PyStR™ and Fluid Bed gasification technology, including upgrading a prototype. If we are successful in acquiring other technologies, we may increase our research and development budget.

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

We plan to file patents on several technologies, including the PyStR™ process and the M2 Fluidized Bed Gas Generator over next 12 months. We presently have patents on our diluent recovery and gas mixing technology properties.

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

Employees

As of April 2, 2009, we have three full time employees. In addition to employing Wilfred Ouellette, our President, CEO, and Vasant K. Jain our CFO, we have engaged Ronald Foster as Secretary and Treasurer. We entered into an employment agreement with Mr. Ouellette dated April 17, 2007, for the position of Chief Executive Officer, for a period of 60 months at a base salary of $150,000 per year. On April 17, 2007 we entered into an employment agreement with Steve Eilers, for the position of Secretary and Treasurer, for a period of 60 months at a base salary of $130,000 per year. On June 30, 2008 Mr. Eilers resigned and on July 1, 2008 we engaged Mr. Ronald Foster as Secretary and Treasurer to replace Mr. Eilers for indefinitely period of time for services to be invoiced to the company. On January 3, 2008 we entered into an executive employment agreement with Vasant K. Jain for the position of Chief Financial Officer, for a period of sixty months at a base salary of $125,000 per year. The agreement expires January 20, 2013.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at Suite 169, 850 South Boulder Highway, Henderson, Nevada, 89015 -7564.

We also have offices at 6403 75th Street, Edmonton, Alberta T6E 0T3

Item 3. Legal Proceedings

As of April 2, 2009, there are no any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

Period	High	Low
October 1, 2008 – December 31, 2008	$0.51	$0.08
July 1, 2008 – September 30, 2008	$0.90	$0.70
April 1, 2008 – June 30, 2008	$2.00	$0.65
January 1, 2008 – March 31, 2008	$2.00	$0.75
October 1, 2007 – December 31, 2007	$3.00	$1.04
July 1, 2007 – September 30, 2007	$3.50	$1.25
April 1, 2007 – June 30, 2007	$7.00	$2.75
January 1, 2007 – March 31, 2007	$8.40	$3.00

Holders

As of April 2, 2009, there were 669 holders of record of our common stock.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future. Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	2,000,000		2,000,000

Total	2,000,000	N/A	2,000,000

According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants. According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock. As of December 31, 2008, no securities were issued under two plans.

Recent Sales of Unregistered Securities

From September 30, 2008 to December 31, 2008, we made no sales of unregistered securities:

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

Results of Operations

Limited Revenues

Since our inception on December 14, 2004 to December 31, 2008, we had earned limited revenues of $5,164. During the fiscal year ended December 31, 2008 we did not generate any revenues. As of December 31, 2008, we had an accumulated deficit of $5,575,042. At this time, our ability to generate any significant revenues continues to be uncertain. There is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $5,498,106 since December 14, 2004 (date of inception) to December 31, 2008. Our net loss decreased significantly, from $1,709,078 for the fiscal year ended December 31, 2007 to $987,924 for the fiscal year ended December 31, 2008, a decrease of $721,154. For the fiscal year ended December 31, 2008, our net loss per share was $0.21, compared to net loss of $0.78 per share for the same period in 2007.

Expenses

Our total expenses from December 14, 2004 (date of inception) to December 31, 2008 were $5,385,523 and consisted of $4,454,897 in consulting and management fees, $328,535 in general and administrative fees, and $377,903 in professional fees. Total expenses decreased $735,589 or 43% to $979,995 for the fiscal year ended December 31, 2008 from $1,715,584 for the same period in 2007, mostly due to a substantial decrease in our expenses.

Our consulting and management fees decreased $808,798 or 58% to $594,425 for the fiscal year ended December 31, 2008 from $1,403,223 for the same period in 2007 mostly due to a substantial decrease in the amount we paid for consulting fees. During the fiscal year ended December 31, 2008, our consulting fees decreased as a result of using less external consultants. Our consulting and management fees consisted mainly of amounts paid to our senior officers and fees paid to our other consultants.

Our general and administrative expenses decreased by $121,203 or 71% from $170,515 for the fiscal year ended December 31, 2007 to $49,312 for the same period ended December 31, 2008. The decrease in general and administrative expenses was mainly due to the more efficient operation of our day to day operating activities. Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees decreased by $29,776, to $112,070 for the fiscal year ended December 31, 2008 from $141,846 for the same period in 2007. The 21% decrease in professional fees was mostly due to less legal and auditing services provided during the fiscal year just ended as opposed to the fiscal year ended in 2007. Our professional fees consisted primarily of legal, accounting and auditing fees.

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months. As of December 31, 2008, our current assets totaled $3,048,620 , which was comprised of $792 in cash and cash equivalents, $0 in prepaid expenses, and $2,927,078 in intangible assets, net of accumulated amortization. As of December 31, 2008 we had a working capital deficit of $615,439.

Our net loss of $5,575,042 from December 14, 2004 (date of inception) to December 31, 2008 was mostly funded by our equity financing. We expect to incur substantial losses over the next two years. During the fiscal year ended December 31, 2008 our cash position slightly decreased by $941, not including our restricted cash assets of $80,000.

During the fiscal year ended December 31, 2008, we received net cash of $168,099 from financing activities compared to $231,901 for the same period in 2007. We used net cash of $168,165 in operating activities compared to $155,854 for the same period in 2007. We used net cash of $nil in investing activities compared to $80,000 for the same period in 2007.

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
  Complete potential deals regarding joint ventures for energy production facilities;
  File patents on several technologies, including the PyStR™ process, the M2 Fluidized Bed Gas Generator and seek accredited valuations for these intellectual properties in a variety of markets including the U.S., Germany and Canada; and
  Create additional service lines to complement current operations.

We believe that we need approximately an additional $26,585,000 to meet our capital requirements over the next 12 months (beginning April 2009) for the following estimated expenses:

Description	Estimated Expense
Marketing our gasification technologies	$200,000
Continued improvement of our PyStR™ and other technologies	$1,200,000
Further commercializing our gasification technologies	$400,000
Manufacturing of Modular Bio-energy units	$400,000
Payment of accounts payable and accrued liabilities	$250,000
General and administrative expenses	$500,000
Professional fees	$100,000
Consulting fees	$200,000
Investor relations expenses	$100,000
Patent application costs (including legal fees)	$100,000

Heavy Oil Upgrader Plant (Northern Alberta Oil)	$23,135,000
Total	$26,585,000

We believe that we need approximately $26,585,000 to meet our capital requirements over the next 12 months (beginning April 2009). Of the $26,585,000, we had $792 in cash and cash equivalents as of December 31, 2008. We intend to meet the balance of our cash requirements for the next 12 months from external sources, through a combination of debt financing and equity financing through private placements.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Vasant Jain whereby Mr. Jain agreed to loan us $120,000,000. At any time after September 4, 2012 and until September 4, 2017 Mr. Jain has the right to convert all, or a portion of, the principal amount of the convertible debenture into our common shares at a conversion price of $50.00 per share. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of April 2, 2009 the agreement had not closed. We anticipate closing the agreement shortly.

Once the agreement is closed, we will have enough capital to meet our cash requirements over the next twelve months. However, we cannot guarantee that the agreement will successfully be closed on a timely basis. If the agreement fails to be closed, we intend to raise the balance of our cash requirements (approximately $3,449,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we fail in raising capital, our business may fail and we may curtail or cease our operations.

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

Known Material Trends and Uncertainties

On October 15, 2008, we entered into an agreement with CO.F.A.M.M. for the provision of assistance and advice to us on acquiring contracts in Italy, Romania, Greece, Morocco, the Middle East and Hungary. The agreement is for a period of three years and can be renewed annually thereafter, unless terminated by either party by written notice.

Pursuant to the agreement, we will pay the cost of marketing or any other costs incurred by COFAMM, with our prior approval.

On September 19, 2008, we entered into an agreement with Access Energy Technologies for the provision of assistance and advice to us on acquiring contracts in Korea. The agreement is for a period of three years and can be renewed annually thereafter, unless terminated by either party by written notice. Pursuant to the agreement, we will pay the cost of marketing or any other costs incurred by Access with our prior approval.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

Intangible Asset

In May of 2008, we issued 2,000,000 shares of stock valued at $1.50 per share to a third party for the purchase of various technologies and patents with a total estimated fair market value of $3,000,000 based on the market price of the consideration given . The patents are to be used with the PyStR hydrogen generator to enhance the mixing of hydrogen with heavy oil for upgrading purposes and to recover diluent used in the same process. Amortization has been estimated on the economic useful life or expected legal life of the patent estimated to be 20 years.

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

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

On January 22, 2008 our Board of Directors approved the 2008 Stock Compensation Plan and the 2008 Non-Qualified Stock Option Plan. We plan to file a Form S-8 to register two plans. According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants. According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock. As of April 2, 2009, no securities were issued under the two plans.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Energy Quest Inc.
(A Development Stage Company)

December 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Energy Quest, Inc.
(Formerly Syngas International Corp.)
(A Development Stage Company)
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Energy Quest, Inc. (“Energy Quest”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and other comprehensive loss, cash flows, and changes in stockholders’ equity(deficit) for the years ended December 31, 2008 and 2007. These consolidated financial statements are the responsibility of Energy Quest's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy Quest as of December 31, 2008 and 2007 and the consolidated results of operations and cash flows for the for the year ended December 31, 2008 and 2007 , in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone & Bailey, P.C.

www.malone-bailey.com
Houston, TX
April 7, 2009

Energy Quest Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	$	$
Assets
Current Assets
Cash and cash equivalents	792	1,733
Restricted cash	–	80,000
Prepaid expenses	–	454
Other current assets	–	2,064
Total Current Assets	792	84,251
Intangible Assets, net (Note 3)	2,927,078	31,336
Total Assets	2,927,870	115,587

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	54,829	61,603
Amounts due to related parties (Note 3)	244,488	249,505
Stock payable	–	161,583
Note payable (Note 4)	29,212	21,197
Advances from former Shareholders (Note 5)	287,702	289,934
Total Liabilities	616,231	783,822
Stockholders' Equity (Deficit)
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued: 9,555,270 shares (December 31, 2007 - 2,565,549 shares)	9,555	2,566
Additional Paid-in Capital	7,877,004	3,976,922
Accumulated Other Comprehensive Income (Loss)	122	(105)
Stock Subscription Receivable	–	(60,500)
Deficit Accumulated During the Development Stage	(5,575,042)	(4,587,118)
Total Stockholders’ Equity (Deficit)	2,311,639	(668,235)
Total Liabilities and Stockholders’ Equity (Deficit)	2,927,870	115,587

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss

			Period from
	For the Year	For the Year	December 14, 2004
	Ended	Ended	(Date of Inception) to
	December 31,	December 31,	December 31, 2008
	2008	2007	(Unaudited)
	$	$	$
Revenue	–	5,164	5,164

Expenses
Consulting and management fees	594,425	1,403,223	4,454,897
General and administrative	49,312	170,515	328,535
Professional fees	112,070	141,846	377,903
Research and development	46,111	–	46,111
Depreciation, depletion, and impairment	98,077	–	98,077
Other	80,000	–	80,000
	979,995	1,715,584	5,385,523
Loss before the following:	(979,995)	(1,710,420)	(5,380,359)

Interest income	–	2,085	2,085
Interest expense	(7,929)	(743)	(8,672)
Gain on write-off of debt	–	–	5,826
Loss on write-off of loan receivable	–	–	(193,922)

Net loss	(987,924)	(1,709,078)	(5,575,042)
Other comprehensive income
Foreign currency translation adjustment	227	992	122
Total Comprehensive Loss	(987,697)	(1,708,086)	(5,574,920)
Net Loss Per Share – Basic and Diluted	(0.21)	(0.78)
Weighted Average Shares Outstanding –
Basic and Diluted	4,614,000	2,190,000

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Accumulated from
	For the Year	For the Year	December 14, 2004
	Ended	Ended	(Date of Inception) to
	December 31,	December 31,	December 31, 2008
	2008	2007	(unaudited)
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(987,924)	(1,709,078)	(5,575,042)

Adjustments to reconcile net loss to net cash used
in operating activities:
Stock-based compensation	321,750	1,170,550	2,486,863
Shares issued for expenses	31,250	112,501	1,516,193
Write-off on restricted cash	80,000	–	80,000
Loss on write-off of loan receivable	–	–	193,922
Amortization of intangible assets	98,077	–	98,077
Gain on write off of debt	–	–	(5,826)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,518	6,136	–
Accounts payable and accrued liabilities	(6,774)	32,353	25,232
Due to related parties	292,938	231,684	(542,443)

Net Cash Used in Operating Activities	(168,165)	(155,854)	(638,138)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	(80,000)	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	(80,000)	(298,357)

Financing Activities
Proceeds from issuance of common stock	125,000	30,000	454,144
Proceeds from notes payable	64,296	201,901	505,320
Re-payment of note payable	(21,197)	-	(21,197)

Net Cash Provided By Financing Activities	168,099	231,901	938,267

Effect of Exchange Rate Changes on Cash	(875)	992	(980)

Increase (decrease) in Cash and Cash Equivalents	(941)	(2,961)	792

Cash and Cash Equivalents, beginning	1,733	4,694

Cash and Cash Equivalents, end	792	1,733	792

Supplemental Disclosures

Cash paid for taxes	–		–
Cash paid for interest	–		–

Non-Cash Financing and Investing Activities

Common stock issued for intangible assets	3,000,000	–	3,000,204
Common stock issued for stock payable	161,550	–	161,550
Common stock issued for amounts due to related
parties	328,022	–	328,022
Common stock issued for subscription receivable	120,750	–	120,750

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total
	#	$	$	$	$	$	$
Balance–December 14, 2004 (Date of Inception)
(Unaudited)	–	–	–	–	–	–	–
Issue of common stock for cash	1,000,000	407	–	–	-	–	407
Issue of common stock for intangible asset	500,000	204	–	–	–	–	204
Net loss for the period	–	–	–	–	–	(10,015)	(10,015)
Balance – December 31, 2004 (Unaudited)	1,500,000	611	–	–	–	(10,015)	(9,404)
Issue of common stock for cash	2,375	19,337	–	–	–	–	19,337
	1,502,375	19,948	–	–	–	(10,015)	9,933
Adjustment to number of shares issued and outstanding as a
result of the reverse takeover transaction:
- Add issued and outstanding stock of Energy Quest Inc at
time of reverse acquisition	321,128	321	6,102	–	–	(66,839)	(60,416)
- Deduct issued and outstanding stock of Energy Quest Inc.	(1,502,375)	(19,948)	–	–	–	19,948	–
Issue of common stock on acquisition of Energy Quest Inc.	1,502,375	1,502	28,545	–	–	(30,047)	–
Issue of common stock for cash on exercise of stock options	13,000	13	77,987	–	–	–	78,000
Stock-based compensation	–	–	339,762	–	–	–	339,762
Issue of common stock for services	51,250	51	609,949	–	–	–	610,000
Foreign currency translation adjustment	–	–	–	(1,019)	–	–	(1,019)
Net loss for the year	–	–	–	–	–	(1,095,384)	(1,095,384)
Balance – December 31, 2005 (Unaudited)	1,887,753	1,887	1,062,345	(1,019)	–	(1,182,337)	(119,124)

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total
	#	$	$	$	$	$	$
Balance – December 31, 2005 (Unaudited)	1,887,753	1,887	1,062,345	(1,019)	–	(1,182,337)	(119,124)
Issue of common stock for cash on exercise of stock options	28,767	29	201,371	–	–	–	201,400
Stock-based compensation	–	–	654,801	–	–	–	654,801
Issue of common stock for services	75,998	76	685,428	–	–	–	685,504
Foreign currency translation adjustment	–	–	–	(78)	–	–	(78)
Net loss for the year	–	–	–	–		(1,695,703)	(1,695,703)
Balance – December 31, 2006 (Unaudited)	1,992,518	1,992	2,603,945	(1,097)	–	(2,878,040)	(273,200)
Issue of common stock for cash	15,000	15	29,985	–	–	–	30,000
Issue of common stock for subscription receivable	57,500	58	60,442	–	(60,500)	–	–
Issue of common stock for services	500,500	501	1,282,550	–	–	–	1,283,051
Issue of common stock to round-up fractional shares due to
reverse stock-split	31	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	992	–	–	992
Net loss for the year	–	–	–	–	–	(1,709,078)	(1,709,078)
Balance – December 31, 2007	2,565,549	2,566	3,976,922	(105)	(60,500)	(4,587,118)	(668,235)

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscription	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total
	#	$	$	$	$	$	$
Balance – December 31, 2007	2,565,549	2,566	3,976,922	(105)	(60,500)	(4,587,118)	(668,235)
Issue of common stock for cash	125,000	125	124,875	–	–	–	125,000
Issue of common stock for stock payable	107,700	108	161,442	–	–	–	161,550
Issue of common stock for patents	2,000,000	2,000	2,998,000	–	–	–	3,000,000
Issue of share-based compensation	1,750,000	1,807	319,943	–	–	–	321,750
Issue of common stock for expenses	25,000	25	31,225	–	–	–	31,250
Fair value of consulting services (Note 8(e))	–	(57)	(60,443)	–	60,500	–	-
Issue of common stock for debt	2,982,021	2,982	325,040	–	–	–	328,022
Foreign currency translation adjustment	–	–	–	227	–	–	227
Net loss for the year	–	–	–	–	–	(987,924	(987,924)
Balance – December 31, 2008	9,555,270	9,555	7,877,004	122	–	(5,575,042)	(2,311,640)

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

Going Concern

As of December 31, 2008, the company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern, is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at December 31, 2008, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

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

	c)	Cash and Cash Equivalents

The company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

2.	Summary of Significant Accounting Policies (continued)

	d)	Intangible Assets

Intangible assets consist of an integrated gasification production system and patents. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The technology will be amortized on a systematic basis upon commencement of revenue from the sale or license of the technology.

	e)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. At December 31, 2008, the Company did not recognize an impairment loss.

	f)	Revenue recognition

The company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

	g)	Advertising Costs

The company’s policy regarding advertising is to expense advertising to general and administrative as incurred. Advertising expenses were approximately $5,000 and $122,000 for the years ended December 31, 2008 and 2007, respectively.

	h)	Basic and Diluted Net Income (Loss) Per Share

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

	i)	Foreign Currency Translation

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

	j)	Financial Instruments

The carrying value of cash and cash equivalents, prepaid expenses, accounts payable, accrued liabilities, loans payable and due to related parties approximate fair value due to the relatively short maturity of these financial instruments.

2.	Summary of Significant Accounting Policies (continued)

	k)	Concentration of Risk

The company maintains its cash account in primarily three commercial financial institutions. The company's cash accounts are uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $792 on December 31, 2008 (2007 - $1,733). At December 31, 2008, the company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the company has not incurred a loss relating to this concentration of credit risk.

	l)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008 and 2007, the company’s only component of comprehensive loss was foreign currency translation adjustments.

	m)	Stock-Based Compensation

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

	n)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the company’s consolidated financial statements.

o)	Intangible Assets

a)

On December 24, 2004, the company purchased an integrated gasification production system from the CEO of the company. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The company purchased the asset by issuing 10,000,000 (500,000 post reverse stock split) common shares of the company and a $25,000 payment. If by January 2006 the company had not raised a minimum of $1,000,000 by way of equity private placements, it had the option, until June 30, 2007, of cancelling the 500,000 shares issued and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. During the year ended December 31, 2007, the 500,000 common shares were released from escrow. At December 31, 2008, the total cost of $25,155 is recorded as an intangible asset.

b)

On May 5, 2008, the company issued 2,000,000 shares of common stock with a fair value of $3,000,000 for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. The shares were valued on the closing date of the agreement. At December 31, 2008, the total cost of $3,000,000 is recorded as an intangible asset, net of accumulated amortization of $98,077. Amortization is calculated based on the expected legal useful life of 20 years.

3.	Related Party Transactions

	a)	As at December 31, 2008, $16,994 (2007 - $21,171) is owed to a company with a common director. This amount is unsecured, non- interest bearing and has no terms of repayment.

	b)	As at December 31, 2008, $5,213 (2007 - $50,705) is owed to a related party consultant for expenses paid on behalf of the company.

c)

During the year ended December 31, 2008, the company recorded $150,000 (2007 - $113,351) for management services provided by the President of the company. At December 31, 2008, $222,281 (2007 - $87,341) is included in due to related parties.

d)

During the year ended December 31, 2008, the company recorded $130,000 (2007 - $90,288) for management services provided by the former Treasurer of the company. On October 27, 2008, the company’s former Treasurer entered an agreement to assign the debt to related party consultant in the amount of $155,279. In addition, the company entered into an agreement to issue shares for the accrued management fees outstanding in the amount of $65,000. At December 31, 2008, $Nil (2007- $90,288) is included in due to related parties. (See notes 3(f), 7(a, and 7(c)).

	e)	During the year ended December 31, 2008, the company received $35,084 in proceeds from a related party consultant. This amount was later paid in shares as described in (g) and 7(c) below.

f)

During the year ended December 31, 2008, the company recorded $85,832 (2007 - $Nil) for management services provided by the CFO of the company. On October 27, 2008, the company’s CFO entered an agreement to assign the debt to related party consultant in the amount of $85,832. At December 31, 2008, $Nil (2007 - $Nil) is included in due to related parties. (See note 3(f) and 7(c)).

g)

On October 27, 2008, a related party consultant entered to a debt assignment agreement with the company’s CFO and former Treasurer. The company’s CFO and former treasurer assigned the company’s debt to the related party consultant in the amount of $85,832 and $155,279, respectively. Subsequently, on October 27, 2008, the company entered into agreement with the related party consultant to issue 2,982,021 shares in exchange for $241,120 debt owed by the company due to the debt assignment agreement and an aggregate of $86,903 that the company owed to related party consultant. The company had not issued the shares as of December 31, 2008. However, since the legal obligation existed, the company treated the shares as issued during the year of 2008. (See note 3(d), 3((e), and 7(c)).

4.	Note Payable

a)

On October 28, 2008, the company received $6,684 (CDN$ 8,000) in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at December 31, 2008, accrued interest of $71 is recorded.

5.

On November 5, 2007, the company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at December 31, 2008, accrued interest of $1,457 (2007 - $197) is recorded. The company paid the amount in full during the year of 2008.

6.	Advances From Former Shareholders

As at December 31, 2008, $287,702 (2007 – $289,934) is owed to former shareholders.

7.	Commitments

a)

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

b)

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

c)

On July 1, 2008, the company signed an agreement with a consultant for consulting services for a period of one year. The company will pay the consultant $241,500, which is the fair value of the 57,500 shares issued (see Note 7(d)). The Company also agreed to issue 50,000 common shares of the company with a fair value of $2,500, which is included in accrued liabilities. During the year ended December 31, 2008, $123,250 was charged to consulting fees. The company issued the shares on July 1, 2008. However, per company’s understanding of the transaction, the company treated the shares as not issued until vested. At December 31, 2008 $120,750 is treated as vested and the other $120,750 is treated as unvested and not reflected in the financial statements because the shares are forfeitable.

d)

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

8.	Common Stock

a)

On December 31, 2008, the company signed an agreement with a consultant for consulting services for a period of six months ending December 31, 2008. The company will pay the consultant $65,000, which is the fair value of the 650,000 shares issuable to the consultant. During the year ended December 31, 2008, $65,000 was charged to consulting fees. The company had not issued the shares as of December 31, 2008. However, due to the fact that legal obligation exists as of December 31, 2008, the company treated the shares as issued for the year ending December 31, 2008. The shares were subsequently issued on February 16, 2009.

b)

On December 31, 2008, the company signed an agreement with a consultant for consulting services for a period of six months ending December 31, 2008. The company will pay the consultant $100,000, which is the fair value of the 1,000,000 shares issuable to the consultant. During the year ended December 31, 2008, $100,000 was charged to consulting fees. The company had not issued the shares as of December 31, 2008. However, due to the fact that a legal obligation existed as of December 31, 2008, the company treated the shares as issued for the year ending December 31, 2008. The shares were subsequently issued on January 26, 2009.

c)

On October 27, 2008, the company entered into agreement with the related party consultant to issue shares in exchange for $241,120 debt owed by the company due to the debt assignment agreement and an aggregate of $86,903 that the company owed to related party consultant. (See note 3(f)). The company had not issued the shares as of December 31, 2008. However, since the legal obligation existed, the company treated the shares as issued for 2,982,021 shares at fair value of $0.11/share on October 27, 2008. The company subsequently issued the shares on January 26, 2009.

d)

On April 26, 2007, the company issued 57,500 shares of common stock in consideration for a promissory note (stock subscription receivable) in the amount of $60,500. On July 1, 2008, the company agreed to issue an additional 50,000 common shares of the company and signed a consulting agreement with the issuer of the promissory note to receive consulting services in lieu of cash. The consulting agreement covers services to be performed between July 1, 2008 until June 30, 2009. Upon the cancellation of the promissory note, the company adjusted its common stock, additional paid in capital and stock subscriptions receivable by $60,500. As of December 31, 2008, the company treated 28,750 shares as vested and issued and the other 28,750 shares as unvested and has not been issued. (See Note 6(c)).

e)

On April 30, 2008, the company issued 107,700 shares of common stock with warrants attached, pursuant to a private placement. The company received $1.50 per share of common stock for total proceeds of $161,550. The Company allocated $95,807 of the proceeds to the common stock and $65,743 to the warrants based on the relative fair market value of each. The relative fair market value of each component was determined by (i) using Black Scholes to estimate the fair market value of the warrants which was approximately $95,000. Each warrant has an exercise price of $2.00 and will expire in one year from the date of issuance of the warrant certificate.; and (ii) the closing price of the common stock was $1.28 on April 30, 2008. The Company evaluated the terms of the attached warrants and concluded that the terms did not result in derivative accounting

f)	On April 30, 2008, the company issued 115,000 shares of common stock pursuant to a private placement. The company received $1.00 per share of common stock for total proceeds of $115,000.

g)

On May 5, 2008, the company issued 2,000,000 shares at $1.50 per share, the fair value of the stock on the date the agreement was consummated, of unregistered restricted common stock for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. At December 31, 2008, the total cost of $3,000,000 is recorded as an intangible asset.

h)	On June 3, 2008, the company issued 25,000 shares of common with a fair value of $31,250 for services received.

i)	On June 11, 2008, the company issued 10,000 shares of common stock pursuant to a private placement. The company received $1.00 per share of common stock for total proceeds of $10,000.

j)	On August 29, 2008, the company issued 100,000 shares of common stock with a fair value of $36,000 for services received. (See Note 8(f)).

k)	During 2007, the company issued 500,500 shares of common stock with a fair value of $1,283,051 for the provision of consulting services and advertising expenses.

l)

On April 26, 2007, the company completed a private placement and issued 15,000 post reverse stock split shares of common stock for proceeds of $30,000 and received a subscription receivable for $60,500 for 57,500 shares of common stock.

m)

On May 31, 2007, the company effected a reverse stock split of its common stock in a ratio of one (1) new share for every twenty (20) existing shares of common stock. As a result, the issued and outstanding share capital decreased from 43,300,364 shares of common stock to 2,565,549 shares of common stock. The company also increased its authorized capital from 100,000,000 shares of common stock with a par value of $0.001 to 200,000,000 shares of common stock with a par value of $0.001. All share amounts were retroactively adjusted for all periods presented.

n)	Stock Compensation Plans

On January 22, 2008, the company adopted the 2008 Stock Compensation Plan (the “Stock Plan”) under which the company is authorized to issue up to 1,000,000 shares of common stock of the company to employees, executives and consultants. No options were issued under the Stock Plan for the year ended December 31, 2008.

On January 22, 2008, the company adopted the 2008 Non-Qualified Stock Option Plan (the “Option Plan”) under which the company is authorized to issue up to 1,000,000 options to employees, executives and consultants to purchase shares of common stock of the company. No options were issued under the Option Plan for the year ended December 31, 2008.

9.	Warrants

The company issued 107,700 warrants during the year ended December 31, 2008. The fair value of the warrants issued was estimated at the date of issue using the Black-Scholes option pricing model and the weighted average fair value of the warrants issued during the year ended December 31, 2008 was $0.88 (2007 - $Nil). The company recorded the fair value of $65,743 (2007 - $Nil) as additional paid-in capital. As at December 31, 2008 and 2007, the warrants have no intrinsic value.

The weighted average assumptions used are as follows:

	December 31, 2008	December 31, 2007

Expected dividend yield	0%	N/A
Risk-free interest rate	2.10%	N/A
Expected volatility	227%	N/A
Expected option life (in years)	1.00	N/A

Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate.

A summary of the changes in the company’s share purchase warrants is presented below:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price

Balance, beginning of year	–	–	–	–
Issued	107,700	$2.00	–	–
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of year	107,700	$2.00	–	–

The following share purchase warrants are outstanding:

	Exercise	December 31,
Expiry Date	Price	2008
April 28, 2009	$2.00	107,700
		107,700

10.	Income Taxes

The company follows the provisions of SFAS 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses has not been recognized in the financial statements because the company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The company has approximately $5,467,000 of net operating loss carry-forwards available to offset taxable income in future years which expire through fiscal 2028. At December 31, 2008 and 2007, the valuation allowance established against the deferred tax assets was approximately $1,910,000 and $1,600,000 respectively.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal years ended December 31, 2008 and 2007 have been included in this annual report in reliance upon Malone & Bailey PC, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our management has concluded that our disclosure controls and procedures adequately do not ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms due to the material weaknesses in our internal control over financial reporting as reported below. The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walkthrough of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	There is lack of segregation of duties and therefore the Company is susceptible to fraud and misappropriation of assets.

2.	There are no preventative and detective IT systems in place to prevent and/or detect fraud other than password protection. There no software based accounting controls in place to prevent double entries, monitor performance, etc.

3.

There is a lack of entity wide controls establishing a “tone at the top”, including no audit committee, no policy on fraud and no code of ethics. A whistleblower policy is not necessary given the small size of the organization.

The Company is working on the following remediation efforts: :

1.

The Company has hired an external accountant to record transactions and prepare the financial statements. The information should be sent to the accountant by someone who is not in control of the bank account.

2.	Obtain quotes for prevention and detection software in order to protect against fraud.

3.	Once we obtain funding, we will purchase basic accounting software to record accounting transactions and print checks.

4.	Adopt a corporate records and document retention policy to ensure that all significant records are kept for the appropriate amount of time as required by law.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

We did not change our internal control over financial reporting during our last fiscal quarter of 2008 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of April 2, 2009.

Name and Age	Position(s) Held in	Tenure	Other Public
	Energy Quest Inc.		Company
Directorships
Held by Director
Wilfred J. Ouellette, 66	Director	From July 1, 2005 to present	n/a
President, and Chief Executive
	Officer	From May 5, 2006 to present

Vasant K. Jain, 47	Director, Chief Financial Officer	From January 2, 2008 to present	n/a
Director, Secretary, and
Ronald Foster, 67	Treasurer	From July 1, 2008 to present	n/a
Jim Clark, 54	Director	From June 8, 2007 to present	n/a
Peter J. Stephen, 41	Director	From April 21, 2008 to present

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

Concurrently, Mr. Jain oversaw several India based businesses owned by his family engaged in the manufacture and export of garments, yarn and textiles with annual revenues. From 1978 to present, Mr. Jain has overseen the management of several family owned generic and surgical pharmaceutical operations. Mr. Jain holds a Diploma in Civil Engineering and a Diploma in Business Management obtained in 1979 and 1980, respectively, from Mumbai University.

Ronald Foster, Director, Secretary and Treasurer

Ronald Foster serves as the company Secretary and Treasurer. His primary responsibilities include finance, compliance and business development. In his career, Mr. Foster has held a number of senior-level executive positions with several publicly traded companies, including, ValCom Inc., SBI Communications, Inc., EL-Phills Inc., Golden American Network and ROPA Communications Inc. He created and produced “Stock Outlook 86, 87, 88, 89”, a video presentation of public companies through Financial News Network, (FNN) a national cable network. Mr. Foster has a tremendous amount of experience with mergers & acquisitions, restructuring and the operations of publicly traded companies. Mr. Foster developed a strong operational focus through his past operations, management and consulting positions in the marketing, entertainment and financial business in the different companies that he has been affiliated with.

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

Peter J. Stephen, Director

Mr. Stephen was appointed as director on April 21, 2008. Mr. Stephens has expertise assisting small businesses to become large and profitable corporations. He has experience in planning, implementing and managing service oriented companies and managing programs, policies and procedures in companies with interstate operations and offices. Mr. Stephens has developed a track record of utilizing available resources to improve operational efficiency which concurrently reducing costs. Mr. Stephens brings 18 years of business experience and creativity to the

Company. He is currently the President of Alliance Overhead Door dba Garage Door Service Company, a position which he has held since 1996. During his tenure with Alliance Overhead Door, the company has grown to include 13 locations in 8 states with an average of $25 million in annual sales revenue. Prior to joining Alliance Overhead Door, Mr. Stephens was employed for two years as a salesman for Direct TV. His responsibilities included developing a detailed marketing plan for sales of Direct TV’s satellite product to consumers. Prior to that, Mr. Stephens worked for two years as a broker, preceded by two years spent as a realtor of residential and commercial property. Mr. Stephens completed his post-secondary education in sciences in 1990.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2008 were filed.

Code of Ethics

On February 11, 2008, we adopted an ethics policy and a human rights policy statement that apply to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions) and employees.. We have filed our ethics policy and human rights policy statement an exhibits to annual report on Form 10-K for the year ended December 31, 2007.

Item 11. Executive Compensation

The following table sets forth, as of December 31, 2008, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa tion ($)	Total ($)
Wilfred J.	2008	150,000	0						150,000
Ouellette	2007	113,351	0						113,351
President,
CEO, and
Director (1)

(1)

Mr. Ouellette has been a director since July 1, 2005 and our President, Chief Executive Officer since May 5, 2006. He was our Chief Financial Officer from May 5, 2006 to January 2, 2008. Vasant K. Jain was appointed as Chief Financial Officer on January 2, 2008.

Employment Agreements

On April 17, 2007 we entered into an executive employment agreement with Wilfred J. Ouellette for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year. The agreement expires March 31, 2012. We recognized $113,351 of management fees for the twelve-month period ended December 31, 2007 and recognized $ 150,000 for the twelve-months period ended December 31, 2008

On April 17, 2007 we entered into an executive employment agreement with Steve Eilers for the position of Secretary and Treasurer, for a period of sixty months at a base salary of $130,000 per year. The agreement expires April 20, 2012. We recognized $90,288 of management fees for the twelve-month period ended December 31, 2007 and recognized $ 65,000 for the twelve-months period ended December 31, 2008.

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

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal 2008. As of April 2, 2009, none of our executive officers or directors owned any of our derivative securities.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending Board meetings. We did not pay director's fees or other cash compensation for services rendered as a director for the year ended December 31, 2008.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2008. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director. Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of April 2, 2009 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 2, 2009 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 2, 2009, there were 9,555,270 common shares issued and outstanding.

Name and Address of	Title of Class	Amount and	Percent of
Beneficial Owner		Nature of	Class (2)
		Beneficial	(%)
		Ownership (1)
		(#)
Wilfred J. Ouellette (3) 78 Belleville Ave Spruce Grove, AB T7X 1H8	Common Shares	500,000 (4)	5.2
Vasant K. Jain (5) 102 Darshan Tower Seth Motisha Road, Mazagaon Mumbai 400 010 India	Common Shares	0 (6)	0
Ronald Foster (7) 520, 52477 Hwy 21 Edmonton, AB T8A 6K2	Common Shares	350,350	3.7

Gilles H. Imbeault (8) Imbeault, Levesque & Associates C/O Casaluci Rodtmattstrasse 92 CH-3014 Bern, Switzerland	Common Shares	0	0
Jim Clark (9) 5215-126 Street Edmonton, Alberta Canada T6H 3W5	Common Shares	0	0
Peter J. Stephen, 41 4525 South Dean Martin Dr. Las Vegas, NV 89103	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	850,350	8.9
Carolyn Foster (10) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	1,878,286	19.7
Energy Quest Ltd. (11) 15 Lillian Court Lucaya, Freeport Grand Bahama	Common Share	2,000,000	20.9

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

(2) Based on 9,555,270 issued and outstanding shares of common stock as of April 2, 2009.

(3) Wilfred J. Ouellette is our director, President and Chief Executive Officer.

(4) Includes 500,000 shares owned by 975110 Alberta Ltd., a company over which Wilfred J. Ouellette has the voting and investment control.

(5) Vasant K. Jain was appointed as our Chief Financial Officer and director on January 2, 2008.

(6) On September 4, 2007, we entered into a 0% Convertible Debenture due September 4, 2012 (the “Debenture”) with Vasant K. Jain whereby Mr. Jain agreed to loan $120,000,000 to us. We agreed to pay Mr. Jain the balance of the Principal on September 4, 2012. At any time after September 4, 2012 and until September 4, 2017, Mr. Jain has the right to convert all, or a portion of, the Principal amount of the Debenture into our common shares at a conversion price of $50 per share. As at April 2, 2009, the agreement had not closed. We expect to close the agreement shortly.

(7) Ronald Foster is our director, secretary and treasurer.

(8) Gilles H. Imbeault is our Vice President of Finance and director.

(9) Jim Clark is our director.

(10) Carolyn Foster is the wife of Ronald Foster, who is our director, secretary and treasurer.

(11) Tara Dorsette has voting and investment control over shares held by Energy Quest Ltd.

Item 13. Certain Relationships, Related Transactions and Director Independence

As at December 31, 2008, $16,994 is owed to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

As at December 31, 2008, $192,116 is owed to a related party consultant for expenses paid on behalf of the company.

During the year ended December 31, 2008, the company recorded $150,000 for management services provided by the President of the company.

During the year ended December 31, 2008, the company recorded $130,000 for management services provided by the former Treasurer of the company.

During the year ended December 31, 2008, the company recorded $85,832 for management services provided by the CFO of the company

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Morgan & Company, and our current auditors, Malone & Bailey PC, for the audit of our annual financial statements respectively for the years ended December 31, 2007 and 2008 and any other fees billed for other services rendered by Morgan & Company and Malone & Bailey PC during these periods. All fees are paid by US dollars.

	Year Ended December 31,		Year Ended December 31,
	2007		2008
Audit fees	$26,700	(1)	$36,804
Audit-related fees	-		-
Tax fees	-		-
All other fees	-		-
Total	$26,700		$36,804

(1) Audit fees for 2007 were approximately $20,000 for services rendered by Malone & Bailey and approximately $6,700 for services rendered by Morgan & Company.

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit	Exhibit Description
Number
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment dated January 27, 2005 (2)
3.3	Certificate of Amendment dated December 29, 2005
3.4	Certificate of Amendment dated May 10, 2007 (3)
3.5	Bylaws (1)
10.1	Executive employment agreement with Wilfred J. Ouellette dated April 17, 2007 (3)
10.2	Executive employment agreement with Steve Eilers dated April 17, 2007 (3)
10.3	Executive employment agreement with Vasant K. Jain dated January 3, 2008 (4)
10.4	Licensing agreement with Poly-Pacific International Inc. dated October 24, 2007
10.5	0% convertible debenture with Vasant Jain dated September 4, 2007 (5)
10.6	Manufacturing agreement with I-Coda Group dated July 24, 2007 (6)
10.7	Licensing agreement with Beaufort Energy Solutions, Inc. dated April 24, 2007 (3)
10.8	Licensing agreement with Re-Gen International Corporation dated April 19, 2007 (3)
10.9	Consulting agreement with Ronald Foster dated April 26, 2007 (3)
10.10	Ethics Policy (7)
10.11	Human Rights Policy Statement (7)
21	Subsidiaries
Syngas Energy Corp., which was incorporated under the laws of British Columbia on December 14, 2004.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits to our Form 10-SB filed on November 30, 1999.

(2)	Included as an exhibit to our Form 8- K filed on February 24, 2005.

(3)	Included as exhibits to our Form SB-2 filed on July 17, 2007.

(4)	Included as an exhibit to our Form 8- K filed on January 8, 2008.

(5)	Included as an exhibit on our Form 10QSB filed November 19, 2007.

(6)	Included as an exhibit on our Form 10QSB filed August 15, 2007.

(7)	Included as an exhibit on our Form 10-K filed April 1, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Energy Quest Inc.

By: /s/ Wilfred J. Ouellette
Date: April 13, 2009	Wilfred J. Ouellette
President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	D ate

/ s/ Wilfred J. Ouellette	President, Chief Executive	April 13 2009
Wilfred J. Ouellette	Officer, Director

/s/ Vasant K. Jain	Chief Financial Officer	April 13, 2009
Vasant K. Jain	Director

/s/ Ronald Foster	Secretary, Treasurer	April 13, 2009
Ronald Foster	Director