Form 10-Q
period 2009-03-31
ENERGY QUEST, INC.
filed 2009-05-15
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 14, 2009, the registrant’s outstanding common stock consisted of 9,555,270 shares.

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

Energy Quest Inc.
(A Development Stage Company)

March 31, 2009

Energy Quest Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2009	2008
	$	$
Assets
Current Assets
Cash and cash equivalents	624	792
Total Current Assets	624	792
Intangible Assets, net (Note 4)	2,889,037	2,927,078
Total Assets	2,889,661	2,927,870

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	59,678	54,829
Amounts due to related parties (Note 5)	283,093	244,488
Note payable – related party	52,106	22,457
Note payable – other	-	6,755
Advances from former Shareholders	287,506	287,702
Total Liabilities	682,383	616,231
Stockholders' Equity
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued: 9,555,270 shares	9,555	9,555
Additional Paid-in Capital	7,937,379	7,877,004
Accumulated Other Comprehensive Income	142	122
Deficit Accumulated During the Development Stage	(5,739,798)	(5,575,042)
Total Stockholders’ Equity	2,207,278	2,311,639
Total Liabilities and Stockholders’ Equity	2,889,661	2,927,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

			Period from
	For the Three	For the Three	December 14, 2004
	Months Ended	Months Ended	(Date of Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
	$	$	$
Revenue	–	–	5,164

Expenses
Consulting and management fees	102,875	94,725	4,557,772
General and administrative	7,088	14,021	335,623
Professional fees	16,720	54,782	394,623
Research and development	–	5,000	46,111
Depreciation, depletion, and impairment	37,500	–	135,577
Other	–	80,000	80,000
	164,183	248,528	5,549,706
Loss before the following:	(164,183)	(248,528)	(5,544,542)

Interest income	–	754	2,085
Interest expense	(573)	(5,519)	(9,245)
Gain on write-off of debt	–	–	5,826
Loss on write-off of loan receivable	–	–	(193,922)

Net loss	(164,756)	(253,293)	(5,739,798)
Other comprehensive income
Foreign currency translation adjustment	20	46	142
Total Comprehensive Loss	(164,736)	(253,247)	(5,739,656)
Net Loss Per Share – Basic and Diluted	(0.02)	(0.10)
Weighted Average Shares Outstanding –
Basic and Diluted (rounded)	9,555,000	2,566,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Three	For the Three	December 14, 2004
	Months Ended	Months Ended	(Date of Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(164,756)	(253,293)	(5,739,798)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	60,375	–	2,547,238
Shares issued for expenses	–	–	1,516,193
Write-off on restricted cash	–	80,000	80,000
Loss on write-off of loan receivable	–	–	193,922
Amortization of intangible assets	37,500	–	135,577
Gain on write-off of debt	–	–	(5,826)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	(754)	–
Accounts payable and accrued liabilities	4,902	49	30,134
Due to related parties	38,970	83,118	560,216

Net Cash Used in Operating Activities	(23,009)	(90,880)	(682,344)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from issuance of common stock	–	93,000	454,144
Proceeds from notes payable	29,649	–	534,969
Re-payment of note payable	(6,808)	–	(6,808)

Net Cash Provided By Financing Activities	22,841	93,000	982,305

Effect of Exchange Rate Changes on Cash	–	46	(980)

(Decrease) increase in Cash and Cash Equivalents	(168)	2,166	624

Cash and Cash Equivalents, beginning	792	1,733	–

Cash and Cash Equivalents, end	624	3,899	624

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Financing and Investing Activities

Common stock issued for intangible assets	–	–	3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	–	328,022
Common stock issued for subscription receivable	–	–	120,750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.
(A Development Stage company)
Notes to the Consolidated Financial Statement

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Energy Quest, Inc. (“Energy Quest”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K have been omitted, with the exception of the recently accepted accounting policy in footnote 2.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

2.	Going Concern

These consolidated financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at March 31, 2009, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

3.	Financial Instruments and Fair Value Measures

The Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Energy Quest Inc.
(A Development Stage company)
Notes to the Consolidated Financial Statement

Financial instruments consist principally of cash, accounts payable, and amounts due to/from related parties. Pursuant to SFAS No. 157, the fair value of cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations. Financial instruments that potentially subject the company to concentrations of credit risk consist primarily of cash in excess of federally insured amounts. To date, the company has not incurred a loss relating to this concentration of credit risk.

The company’s operations are in Canada, which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the company does not use derivative instruments to reduce its exposure to foreign currency risk.

4.	Intangible Assets

a.	On December 24, 2004, the company purchased an integrated gasification production system from the CEO of the company. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The company purchased the asset by issuing 10,000,000 (500,000 post reverse stock split) common shares of the company and a $25,000 payment. If by January 2006 the company had not raised a minimum of $1,000,000 by way of equity private placements, it had the option, until June 30, 2007, of cancelling the 500,000 shares issued and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. During the year ended December 31, 2007, the 500,000 common shares were released from escrow. At March 31, 2009, the total cost of $24,614 is recorded as an intangible asset.

b.

On May 5, 2008, the company issued 2,000,000 shares of common stock with a fair value of $3,000,000 for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. The shares were valued on the closing date of the agreement. At March 31, 2009, the total cost of $3,000,000 is recorded as an intangible asset, net of accumulated amortization of $135,577. Amortization expense for the three months ended March 31, 2009 and March 31, 2008 was $37,500 and $0, respectively. Amortization is calculated based on the expected legal useful life of 20 years.

5.	Related Party Transactions

a.	As at March 31, 2009, $16,629 (December 31, 2008 - $16,994) is owed to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

b.	As at March 31, 2009, $10,357 (December 31, 2008 - $5,213) is owed to a related party consultant for expenses paid on behalf of the company.

c.

On November 5, 2007, the company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at March 31, 2009, accrued interest of $1,767 (December 31, 2008 - $1,457) is recorded.

d.

During the three month period ended March 31, 2009, the company recorded $37,500 (2008 - $37,500) for management services provided by the President of the company. At March 31, 2009, $255,797 (December 31, 2008 - $222,281) is included in due to related parties.

e.	During the three month period ended March 31, 2009, the company recorded $Nil (2008 - $32,500) for management services provided by the former Treasurer of the company.

f.

During the three month period ended March 31, 2009, the company received $29,649 in proceeds from a related consultant. At March 31, 2009, this amount is included in note payable – related party. There were no such proceeds received during the three month period ended March 31, 2008.

6.	Note Payable – other

On October 28, 2008, the company received $6,684 (CDN$ 8,000) in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at March 31, 2009, accrued interest of $124 (December 31, 2008 - $71) is recorded. The company paid the amount in full during the three month period ended March 31, 2009. There were no similar payments made during the three month period ended March 31, 2008.

7.	Commitments

On July 1, 2008, the company signed an agreement with a consultant for consulting services for a period of one year. The company will pay the consultant $241,500, which is the fair value of the 57,500 shares issued. During the year ended December 31, 2008, $120,750 was charged to consulting fees. The company issued the shares on July 1, 2008. However, per company’s understanding of the transaction, the company treated the shares as not issued until vested. At December 31, 2008 $120,750 is treated as vested and the other $120,750 is treated as unvested and not reflected in the financial statements because the shares are forfeitable. During the quarter ended March 31, 2009, $60,375 was treated as vested and was treated as stock-based compensation. On July 1 2008, Company also agreed to issue 50,000 common shares of the company with a fair value of $7,500, which is included in accrued liabilities.

8.	Warrants

During the first quarter of 2009, there were no warrants issued, exercised, expired, or forfeited. A summary of the warrants with expiration dates of April 28, 2009, is presented below:

		Weighted
		Average
	Number	Exercise Price
Balance, December 31, 2008	107,700	$ 2.00
Issued	–	–
Exercised	–	–
Forfeited / Expired	–	–
Balance, March 31, 2009	107,700	$ 2.00

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $624 and a working capital deficiency of $681,759. As of March 31, 2009 our accumulated deficit was $5,739,798. For the three months ended March 31, 2009 our net loss was $164,756 compared to $253,293 during the same period in 2008. This decrease was due mostly to lower professional fees.

Our loss was funded by proceeds from shareholder loans. During the three months ended March 31, 2009, we raised in net proceeds $22,841 through financing activities and our cash position decreased by $168.

We used net cash of $23,009 in operating activities for the three months ended March 31, 2009 compared to net cash of $90,880 in operating activities for the same period in 2008. We did not use any money in investing activities for the three months ended March 31, 2009 nor did we use any money for investing activities during the same period in 2008. The effect of exchange rates on cash was a decrease in cash of $nil for the three months ended March 31, 2009 compared to an increase of $46 during three months ended March 31, 2008.

During the three months ended March 31, 2009 our monthly cash requirement was approximately $7,670, compared to approximately $30,293 for the same period in 2008. We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning June 2009 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at March 31, 2009, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Jain Vasant whereby Mr. Vasant agreed to loan us $120,000,000. At any time after September 4, 2012 and until September 4, 2017 Mr. Vasant has the right to convert all, or a portion of, the principal amount of the convertible debenture into our common shares at a conversion price of $50.00 per share. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of May 11, 2009, the transaction has not yet closed and we have not yet received any funds. We anticipate closing the agreement shortly.

Once the $120,000,000 debenture transaction is closed, we will have enough capital to meet our cash requirements over the next twelve months. However, we cannot guarantee that the agreement will be successfully closed on a timely basis. If the agreement fails to close, we intend to raise the balance of our cash requirements (approximately $26,585,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and from inception to March 31, 2009.

Limited Revenues

Since our inception on December 14, 2004 to March 31, 2009, we have earned limited revenue of $5,164. As of March 31, 2009, we have an accumulated deficit of $5,739,798 and we did not earn any revenues during the three months ending on March 31, 2009. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note

2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $164,756 for the three months ended March 31, 2009, compared to a net loss of $253,293 for the same period in 2008. This decrease in net loss is mostly due to lower consulting, management and professional fees. From inception on December 14, 2004 to March 31, 2009, we have incurred a net loss of $5,739,798. Our basic and diluted loss per share was $0.02 for the three months ended March 31, 2009, and $0.10 for the same period in 2008.

Expenses

Our total operating expenses decreased from $248,528 to $164,183 for the three months ended March 31, 2009 compared to the same period in 2008. This decrease in expenses is mostly due to lower professional fees. Since our inception on December 14, 2004 to March 31, 2009, we have incurred total operating expenses of $5,549,706.

Our consulting and management fees increased $8,150 from $94,725 to $102,875 for the three months ended March 31, 2009 compared to the same period in 2008. This increase was largely due to higher payments made to our consultant. Since our inception on December 14, 2004 until March 31, 2009 we have spent $4,557,772 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses decreased $6,933 from $14,021 to $7,088 for the three months ended March 31, 2009 compared to the same period in 2008. Since our inception on December 14, 2004 until March 31, 2009 we have spent $335,623 on general and administrative expenses.

We did not spend any money on research and development expenses for the three months ended March 31, 2009 compared to $5,000 spent on research and development during the three months ended March 31, 2008. Since our inception on December 14, 2004 until March 31, 2009 we have spent $46,111 on research and development. Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $38,062 to $16,720 for the three months ended March 31, 2009 from $54,782 for the same period in 2008, mainly due to decreased legal and auditing services provided in the three month periods ended March 31, 2009.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4. Control and Procedures

Not applicable

ITEM 4T. Control and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), we carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon that evaluation, the CEO and CFO has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “Limitations On The Effectiveness Of Internal Controls,” such that the information relating to us, required to be disclosed in Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of May 14, 2009 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: May 15, 2009	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer,
Director
(Authorized Officer for Registrant)

Date: May 15, 2009	/s/ Vasant K, Jain
Vasant K, Jain
Chief Financial Officer, Director,
Principal Accounting Officer