Form 10-Q
period 2009-06-30
ENERGY QUEST, INC.
filed 2009-08-14
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2009, the registrant’s outstanding common stock consisted of 11,768,294 shares.

PART I - FINANCIAL INFORMATION

Energy Quest Inc.
(A Development Stage Company)

June 30, 2009

Energy Quest Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2009	2008
	$	$
Assets
Current Assets
Cash and cash equivalents	76,406	792
Total Current Assets	76,406	792
Intangible Assets, net	2,853,528	2,927,078
Total Assets	2,929,934	2,927,870

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	60,722	54,829
Amounts due to related parties	273,003	244,488
Notes payable – related parties	65,390	22,457
Note payable	–	6,755
Advances from former Shareholders	288,226	287,702
Total Liabilities	687,341	616,231
Stockholders' Equity
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued
or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued and outstanding: 11,668,294 shares (December 31, 2008 -
9,555,270 shares)	11,668	9,555
Additional Paid-in Capital	8,245,746	7,877,004
Accumulated Other Comprehensive Income	1,414	122
Deficit Accumulated During the Development Stage	(6,016,235)	(5,575,042)
Total Stockholders’ Equity	2,242,593	2,311,639
Total Liabilities and Stockholders’ Equity	2,929,934	2,927,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

					Period from
					December 14, 2004
	For the Three	For the Three	For the Six	For the Six	(Date of Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009
	$	$	$	$	$
Revenue	–	–	–	–	5,164

Expenses
Consulting and management fees	150,812	94,606	253,687	189,331	4,708,584
General and administrative	48,186	13,805	55,274	27,826	383,809
Professional fees	24,636	20,035	41,356	74,817	419,259
Research and development	14,338	4,922	14,338	9,922	60,449
Depreciation, depletion, and impairment	37,500	–	75,000	–	173,077
Other	–	–	–	80,000	80,000
	275,472	133,368	439,655	381,896	5,825,178
Loss from operations:	(275,472)	(133,368)	(439,655)	(381,896)	(5,820,014)
Interest income	–	754	–	1,508	2,085
Interest expense	(965)	(1,240)	(1,538)	(6,759)	(10,210)
Gain on write-off of debt	–	–	–	–	5,826
Loss on write-off of loan receivable	–	–	–	–	(193,922)
Net loss	(276,437)	(133,854)	(441,193)	(387,147)	(6,016,235)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,273	(13)	1,293	33	1,415
Total Comprehensive Loss	(275,164)	(133,867)	(439,900)	(387,114)	(6,014,820)
Net Loss Per Share – Basic and Diluted	(0.03)	(0.03)	(0.04)	(0.12)
Weighted Average Shares Outstanding –
Basic and Diluted	10,771,000	3,955,000	10,167,000	3,260,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Six	For the Six	December 14, 2004
	Months Ended	Months Ended	(Date of Inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
	$	$	$

Cash Flows Used In Operating Activities
Net loss	(441,193)	(387,147)	(6,016,235)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	120,750	–	2,607,613
Shares issued for services	37,500	–	1,553,693
Loss on shares issued for amounts due to related parties	15,976	–	15,976
Write-off on restricted cash	–	80,000	80,000
Loss on write-off of loan receivable	–	–	193,922
Amortization of intangible assets	75,000	–	173,077
Gain on write-off of debt	–	–	(5,826)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	(1,508)	–
Accounts payable and accrued liabilities	5,946	(8,307)	31,178
Due to related parties	46,629	191,792	567,875

Net Cash Used in Operating Activities	(139,392)	(125,170)	(798,727)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from issuance of common stock	180,000	125,000	634,144
Proceeds from notes payable	41,448	–	546,768
Re-payment of note payable	(6,808)	–	(6,808)

Net Cash Provided By Financing Activities	214,640	125,000	1,174,104

Effect of Exchange Rate Changes on Cash	366	(4)	(614)

(Decrease) increase in Cash and Cash Equivalents	75,614	(174)	76,406

Cash and Cash Equivalents, beginning	792	1,733	–

Cash and Cash Equivalents, end	76,406	1,559	76,406

Supplemental Disclosures

Cash paid for taxes	–	–	–
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	–	3,000,000	3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	16,629	–	344,651

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.
(A Development Stage company)
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Energy Quest, Inc. (“Energy Quest” or “the company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

Reclassifications
Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

2.	Going Concern

These consolidated financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at June 30, 2009, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

3.	Recently Adopted Pronouncements

Energy Quest does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the company’s results of operations, financial position or cash flows.

4.	Intangible Assets

On May 5, 2008, the company issued 2,000,000 shares of common stock with a fair value of $3,000,000 for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. The shares were valued on the closing date of the agreement. At June 30, 2009, the total cost of $3,000,000 is recorded as an intangible asset, net of accumulated amortization of $173,077. Amortization expense for the six months ended June 30, 2009 and 2008 was $75,000 and $0, respectively. Amortization is calculated based on the expected legal useful life of 20 years.

5.	Related Party Transactions

The following details Amounts due to related parties:

	a.	As at June 30, 2009, $Nil (December 31, 2008 - $16,994) is owed to a company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

	b.	As at June 30, 2009, $210 (December 31, 2008 - $5,213) is owed to a related party consultant for expenses paid on behalf of the company.

	c.	As at June 30, 2009, $16,171 (December 31, 2008 - $Nil) is owed by a related party consultant for advances received from the company.

d.

During the six month period ended June 30, 2009, the company recorded $75,000 (2008 - $75,000) for management services provided by the President of the company. At June 30, 2009, $288,964 (December 31, 2008 - $222,281) is included in due to related parties.

On June 11, 2009, the company issued 163,024 shares of common stock, of which, $16,629 reduced Amounts due to related parties and a loss was recognized. See note 8 Equity for further details.

Energy Quest Inc.
(A Development Stage company)
Notes to the Unaudited Consolidated Financial Statements

The following details Notes payable – related parties:

e.

On November 5, 2007, the company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at June 30, 2009, accrued interest of $2,082 (December 31, 2008 - $1,457) is recorded.

f.

During the six period ended June 30, 2009, the company received $41,448 in proceeds from a related consultant. At June 30, 2009, this amount is included in note payable – related party along with related accrued interest of $860. There were no such proceeds received during the six month period ended June 30, 2008.

g.	During the six month period ended June 30, 2009, the company recorded $Nil (2008 - $65,000) for management services provided by the former Treasurer of the company.

6.	Note Payable

On October 28, 2008, the company received $6,684 (CDN$ 8,000) in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at June 30, 2009, accrued interest of $0 (December 31, 2008 - $71) is recorded. The company paid the amount in full during the six-month period ended June 30, 2009. There were no similar payments made during the six month period ended June 30, 2008.

7.	Commitments

On July 1, 2008, the company signed an agreement with a consultant for consulting services for a period of one year. The company paid the consultant $241,500, which is the fair value of the 57,500 shares issued. During the year ended December 31, 2008, $120,750 was charged to consulting fees. The company issued the shares on April 26, 2007. However, per company’s understanding of the transaction, the company treated the shares as not issued until vested. At December 31, 2008 $120,750 is treated as vested and the other $120,750 is treated as unvested and not reflected in the financial statements because the shares are forfeitable. During the six month period ended June 30, 2009, $120,750 was treated as vested and was recognized as stock-based compensation.

8.	Equity

a.	On May 4, 2009, the company issued 1,800,000 shares of common stock pursuant to a private placement. The company received $0.10 per share of common stock for total proceeds of $180,000.

b.	On May 28, 2009, the company issued 150,000 shares of common stock with a fair value of $37,500 for services received.

c.

On June 11, 2009, the company issued 163,024 shares of common stock with a fair value of $32,605 for settlement of amounts due to related party. Since the fair value of the shares issued was more than the amounts due to related party, the company recognized a loss on the shares issued for amounts due to related party for $15,976.

d.	$120,750 of stock-based compensation was recognized for the six month period ended June 30, 2009. See note 7 Commitments for further details.

e.

As of December 31, 2008, there were 107,700 warrants outstanding with an average weighted exercise price of $2.00. In April 2009, the warrants expired. There were no warrants granted during the six months period ended June 30, 2009, leaving zero warrants outstanding as of June 30, 2009.

9.	Subsequent Event

a.	On July 10, 2009, the company issued 100,000 shares of common stock pursuant to a private placement. The company received $0.10 per share of common stock for total proceeds of $10,000.

b.	In accordance with SFAS No. 165 “Subsequent Events”, we have evaluated subsequent events through August 14, 2009, the date of issuance of the unaudited consolidated financial statements.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $76,406 and a working capital deficiency of $610,935. As of June 30, 2009 our accumulated deficit was $6,016,235. For the six months ended June 30, 2009 our net loss was $441,193 compared to $387,147 during the same period in 2008. This increase was due mostly to higher consulting and management fees.

Our loss was funded by proceeds from shareholder loans. During the six months ended June 30, 2009, we raised in net proceeds $214,640 through financing activities and our cash position increased by $75,614.

We used net cash of $139,392 in operating activities for the six months ended June 30, 2009 compared to net cash of $125,170 in operating activities for the same period in 2008. We did not use any money in investing activities for the six months ended June 30, 2009 nor did we use any money for investing activities during the same period in 2008. The effect of exchange rates on cash was an increase in cash of $366 for the six months ended June 30, 2009 compared to a decrease of $4 during six months ended June 30, 2008.

During the six months ended June 30, 2009 our monthly cash requirement was approximately $46,464, compared to approximately $41,723 for the same period in 2008. We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning September 2009 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at June 30, 2009, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

On September 4, 2007, we entered into a 0% convertible debenture due September 4, 2012 with Jain Vasant whereby Mr. Vasant agreed to loan us $120,000,000. At any time after September 4, 2012 and until September 4, 2017 Mr. Vasant has the right to convert all, or a portion of, the principal amount of the convertible debenture into our common shares at a conversion price of $50.00 per share. Pursuant to the convertible debenture the funds will be transferred to us within 10 business days after the convertible debenture documents are successfully posted on Euroclear. As of August 11, 2009, the transaction has not yet closed and we have not yet received any funds. We anticipate that this agreement will close shortly.

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

On May 19, 2009 we entered into an Investment Agreement with First Nation Moosomin Band (“Moosomin”). The agreements specifies that Moosomin will make an investment of US $5,000,000 into us by way of a purchase of 2,500,000 Class A Preferred Shares at $2.00 per share which may be converted into common stock at the option of Moosomin. The investment will be finalized in a formal agreement which has not yet been executed.

Results of Operations for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and from inception to June 30, 2009.

Limited Revenues

Since our inception on December 14, 2004 to June 30, 2009, we have earned limited revenue of $5,164. As of June 30, 2009, we have an accumulated deficit of $6,016,235 and we did not earn any revenues during the three months ending on June 30, 2009. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $276,437 for the three months ended June 30, 2009, compared to a net loss of $133,854 for the same period in 2008. This increase in net loss is mostly due to higher consulting and management fees, general and administrative fees and research and development expenses. From inception on December 14, 2004 to June 30, 2009, we have incurred a net loss of $6,016,235. Our basic and diluted loss per share was $0.03 for the three months ended June 30, 2009, and $0.03 for the same period in 2008.

Expenses

Our total operating expenses increased from $133,368 to $275,472 for the three months ended June 30, 2009 compared to the same period in 2008. This increase in expenses is mostly due to higher consulting and management fees, general and administrative fees and research and development expenses. Since our inception on December 14, 2004 to June 30, 2009, we have incurred total operating expenses of $5,825,178.

Our consulting and management fees increased $56,206 from $94,606 to $150,812 for the three months ended June 30, 2009 compared to the same period in 2008. This increase was largely due to higher payments made to our consultants. Since our inception on December 14, 2004 until June 30, 2009 we have spent $4,708,584 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses increased $34,381 from $13,805 to $48,186 for the three months ended June 30, 2009 compared to the same period in 2008. Since our inception on December 14, 2004 until June 30, 2009 we have spent $383,809 on general and administrative expenses.

We spent $14,338 on research and development expenses for the three months ended June 30, 2009 compared to $4,922 spent on research and development during the three months ended June 30, 2008. Since our inception on December 14, 2004 until June 30, 2009 we have spent $60,449 research and development. Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months. Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $4,601 to $24,636 for the three months ended June 30, 2009 from $20,035 for the same period in 2008, mainly due to slightly increased legal and auditing services provided in the three month periods ended June 30, 2009.

Results of Operations for the six months ended June 30, 2009 compared to the six months ended June 30, 2008

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2009, nor did we earn any revenues in the same period in 2008. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $441,193 for the six months ended June 30, 2009, compared to a net loss of $387,147 for the same period in 2008. This increase in net loss is mostly due to higher consulting and management fees as well as general and administrative fees. Our basic and diluted loss per share was $0.04 for the six months ended June 30, 2009, and $0.12 for the same period in 2008.

Expenses

Our total operating expenses increased from $381,896 to $439,655 for the six months ended June 30, 2009 compared to the same period in 2008. This increase in expenses is mostly due to higher consulting and management fees as well as general and administrative fees.

Our consulting and management fees increased $64,356 from $189,331 to $253,687 for the six months ended June 30, 2009 compared to the same period in 2008. This increase was largely due to higher payments made to our consultants.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses increased $27,448 from $55,274 to $27,826 for the six months ended June 30, 2009 compared to the same period in 2008.

We spent $14,338 on research and development expenses for the six months ended June 30, 2009 compared to $9,922 spent on research and development during the six months ended June 30, 2008.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $33,461 to $41,356 for the six months ended June 30, 2009 from $74,817 for the same period in 2008, mainly due to decreased legal and auditing services provided in the six month period ended June 30, 2009.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4. Control and Procedures

Not applicable

ITEM 4T. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on April 14, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

a) We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of generally accepted accounting principles commensurate with our complexity and our financial accounting and reporting requirements. We have limited experience in the areas of financial reporting and disclosure controls and procedures. Also, we do not have an independent audit committee. As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis; and

b) Due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. The areas where we have a lack of segregation of duties include cash receipts and disbursements, approval of purchases and approval of accounts payable invoices for payment. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of August 11, 2009 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. Unregistered Sales of Equity Securities.

On May 4, 2009, we issued 1,800,000 shares of common stock pursuant to a private placement to two investors. The shares were issued at $0.10 per share total proceeds of $180,000.

On June 11, 2009, we issued 163,024 shares of common stock with a fair value of $32,605 for settlement of debt.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ENERGY QUEST INC.
(REGISTRANT)

Date: August 14, 2009	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: August 14, 2009	/s/ Vasant K, Jain
Vasant K, Jain
Chief Financial Officer, Director, Principal
Accounting Officer