Form 10-Q
period 2009-09-30
ENERGY QUEST, INC.
filed 2009-11-13
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 000-28305

Energy Quest Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	91-1880015
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

850 South Boulder Hwy., Suite 169
Henderson, Nevada	89015-7564
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 11, 2009, the registrant’s outstanding common stock consisted of 12,768,294 shares.

PART I - FINANCIAL INFORMATION

Energy Quest Inc.
(A Development Stage Company)

September 30, 2009

2

Energy Quest Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$27,719	$792
Total Current Assets	27,719	792
Intangible Assets, net	2,817,738	2,927,078
Total Assets	2,845,457	2,927,870

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	61,676	54,829
Amounts due to related parties	323,785	244,488
Notes payable – related parties	37,667	22,457
Note payable	–	6,755
Advances from former Shareholders	288,843	287,702
Total Liabilities	711,971	616,231
Stockholders' Equity
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or
outstanding	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued: 12,768,294 shares (December 31, 2008 - 9,555,270 shares)	12,768	9,555
Additional Paid-in Capital	8,454,646	7,877,004
Accumulated Other Comprehensive Income	2,507	122
Deficit Accumulated During the Development Stage	(6,336,435)	(5,575,042)
Total Stockholders’ Equity	2,133,486	2,311,639
Total Liabilities and Stockholders’ Equity	$2,845,457	$2,927,870

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)

					Period from
	For the Three	For the Three	For the Nine	For the Nine	December 14, 2004
	Months Ended	Months Ended	Months Ended	Months Ended	(Date of Inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenue	$–	$–	$–	$–	$5,164

Expenses
Consulting and management fees	238,500	137,501	492,187	326,832	4,947,084
General and administrative	27,717	10,848	82,991	38,674	411,526
Professional fees	14,774	28,908	56,130	103,725	434,033
Research and development	1,045	36,189	15,383	46,111	61,494
Depreciation, depletion, and impairment	37,500	–	112,500	–	210,577
Other	–	–	–	–	80,000
	319,536	213,446	759,191	515,342	6,144,714
Loss from operations:	(319,536)	(213,446)	(759,191)	(515,342)	(6,139,550)

Interest income	–	(1,508)	–	–	2,085
Interest expense	(664)	(782)	(2,202)	(7,541)	(10,874)
Gain on write-off of debt	–	–	–	–	5,826
Loss on restricted cash	–	–	–	(80,000)	–
Loss on write-off of loan receivable	–	–	–	–	(193,922)

Net loss	(320,200)	(215,736)	(761,393)	(602,883)	(6,336,435)
Other comprehensive income
Foreign currency translation adjustment	1,092	29	2,385	62	2,507
Total Comprehensive Loss	$(319,108)	$(215,707)	$(759,008)	$(602,821)	$(6,333,928)
Net Loss Per Share – Basic and Diluted	(0.03)	(0.04)	(0.07)	(0.16)
Weighted Average Shares Outstanding –
Basic and Diluted	12,268,000	4,858,000	10,875,000	3,797,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			Accumulated from
	For the Nine	For the Nine	December 14, 2004
	Months Ended	Months Ended	(Date of Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash Flows Used In Operating Activities
Net loss	$(761,393)	$(602,883)	$(6,336,435)

Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation	120,750	–	2,607,613
Shares issued for services	237,500	127,625	1,753,693
Loss on shares issued for amounts due related parties	15,976	–	15,976
Write-off on restricted cash	–	80,000	80,000
Loss on write-off of loan receivable	–	–	193,922
Amortization of intangible assets	112,500	–	210,577
Gain on write-off of debt	–	–	(5,826)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	2,064	–
Accounts payable and accrued liabilities	6,900	(16,706)	32,132
Due to related parties	97,320	284,470	618,566

Net Cash Used in Operating Activities	(170,447)	(125,430)	(829,782)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from issuance of common stock	190,000	125,000	644,144
Proceeds from notes payable	13,816	–	519,136
Re-payment of note payable	(6,808)	–	(6,808)

Net Cash Provided By Financing Activities	197,008	125,000	1,156,472

Effect of Exchange Rate Changes on Cash	366	(3)	(614)

Increase (decrease) in Cash and Cash Equivalents	26,927	(433)	27,719

Cash and Cash Equivalents, beginning	792	1,733	–

Cash and Cash Equivalents, end	$27,719	$1,300	$27,719

Supplemental Disclosures

Cash paid for taxes	$–	$–	$–
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$–	$3,000,000	$3,000,204
Common stock issued for stock payable	–	161,550	161,550
Common stock issued for amounts due to related parties	16,629	–	344,651
Common stock issued for subscription receivable	–	(60,500)	–

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

2. Going Concern

These consolidated financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the company will be able to complete any of these objectives. The company has incurred losses from operations since inception and at September 30, 2009, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

3. Recently Adopted Pronouncements

In July 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date the Company issued these financial statements. During this period, the Company had no subsequent events.

4. Intangible Assets

On May 5, 2008, the company issued 2,000,000 shares of common stock with a fair value of $3,000,000 for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. The shares were valued on the closing date of the agreement. At September 30, 2009, the total cost of $3,000,000 is recorded as an intangible asset, net of accumulated amortization of $210,577. Amortization expense for the nine months ended September 30, 2009 and 2008 was $112,500 and $0, respectively. Amortization is calculated based on the expected legal useful life of 20 years.

5. Related Party Transactions

The following details amounts due to related parties at September 30, 2009:

a.	$223 is owed to a related party consultant for expenses paid on behalf of the company.

b.	$2,902 is owed to a related party consultant for advances that the company received.

c.

During the nine month period ended September 30, 2009, the company recorded $112,500 for management services provided by the President of the company. At September 30, 2009, $326,464 is included in due to related parties.

Energy Quest Inc.
(A Development Stage company)
Notes to the Unaudited Consolidated Financial Statements

d.	On June 11, 2009 the company issued 163,024 shares of common stock, of which, $16,629 reduced amounts due to related parties and a loss was recognized. See note 8 Equity for further details.

e.

On November 5, 2007, the company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At September 30, 2009, accrued interest of $2,399 is recorded.

The following details Notes payable – related parties:

f.

During the nine months ended September 30, 2009, the company received an advance of $13,816 from a related party consultant. At September 30, 2009, this amount is included in note payable – related party along with related accrued interest of $452. There were no such proceeds received during the nine month period ended September 30, 2008.

g.	During the nine month period ended September 30, 2009, the company recorded $Nil (2008 - $65,000) for management services provided by the former Treasurer of the company.

6. Note Payable

On October 28, 2008, the company received $6,684 (CDN$ 8,000) in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at September 30, 2009, accrued interest of $0 (December 31, 2008 - $71) is recorded. The company paid the amount in full during the nine month period ended September 30, 2009. There were no similar payments made during the nine month period ended September 30, 2008.

7. Joint Venture

a.

On August 3, 2009, the company signed a Joint Venture Agreement (“Agreement”) with Crude Oil Petroleum Services Corporation to form a new company known as EnviroTec Services in the Province of Alberta, Canada. The new company will focus on the business of oil remediation consisting of sand, slop oil, sludge and tank cleaning. The Agreement will continue for a period of 20 years and capital contribution will be on a 50:50 basis. As of September 30, 2009, no transactions had taken place.

8. Equity

a.	On May 4, 2009, the company issued 1,800,000 shares of common stock pursuant to a private placement. The company received $0.10 per share of common stock for total proceeds of $180,000.

b.	On May 28, 2009, the company issued 150,000 shares of common stock with a fair value of $37,500 for services received.

c.

On June 11, 2009, the company issued 163,024 shares of common stock with a fair value of $32,605 for settlement of amounts due a related party. Since the fair value of the shares issued was more than the amounts due to related party, the company recognized a loss on the shares issued for amounts due a related party for $15,976.

d.	On July 10, 2009, the company issued 100,000 shares of common stock pursuant to a private placement. The company received $0.10 per share of common stock for total proceeds of $10,000.

e.	On August 14, 2009, the company issued 1,000,000 shares of common stock with a fair value of $200,000 for services received.

f.	During the nine months ended September 30, 2009, stock-based compensation of $120,750 was recognized for previously granted common stock.

g.

As of December 31, 2008, there were 107,700 warrants outstanding with an average weighted exercise price of $2.00. In April 2009, the warrants expired. There were no warrants granted during the nine month period ended September 30, 2009, leaving zero warrants outstanding as of September 30, 2009.

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

Liquidity and Capital Resources

As of September 30, 2009, we had cash and cash equivalents of $27,719 and a working capital deficiency of $684,252. As of September 30, 2009 our accumulated deficit was $6,336,435. For the nine months ended September 30, 2009 our net loss was $761,393 compared to $602,883 during the same period in 2008. This increase was due mostly to higher consulting and management fees.

Our loss was funded by proceeds from shareholder loans. During the nine months ended September 30, 2009, we raised in net proceeds $197,008 through financing activities and our cash position increased by $26,927.

We used net cash of $170,447 in operating activities for the nine months ended September 30, 2009 compared to net cash of $125,430 in operating activities for the same period in 2008. We did not use any money in investing activities for the nine months ended September 30, 2009 nor did we use any money for investing activities during the same period in 2008. The effect of exchange rates on cash was an increase in cash of $366 for the nine months ended September 30, 2009 compared to a decrease of $3 during nine months ended September 30, 2008.

During the nine months ended September 30, 2009 our monthly cash requirement was approximately $18,939, compared to approximately $13,937 for the same period in 2008. We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning December 2009 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at September 30, 2009, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

We intend to raise funds to meet our cash requirements (approximately $26,585,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. There is no guarantee that we will be successful in raising any capital. There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all. If we fail in raising capital, our business may fail and we may curtail or cease our operations.

On August 3, 2009, we signed a Joint Venture Agreement with Crude Oil Petroleum Services Corporation to form a new company known as EnviroTec Services in the Province of Alberta, Canada. The new company will focus on the business of oil remediation consisting of sand, slop oil, sludge and tank cleaning. The agreement will continue for a period of 20 years and each party will contribute services on a 50:50 basis and share revenues accordingly. As of September 30, 2009, no transactions had taken place.

Results of Operations for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 and from inception to September 30, 2009.

Limited Revenues

Since our inception on December 14, 2004 to September 30, 2009, we have earned limited revenue of $5,164. As of September 30, 2009, we have an accumulated deficit of $6,336,435 and we did not earn any revenues during the three months ending on September 30, 2009. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $320,200 for the three months ended September 30, 2009, compared to a net loss of $215,736 for the same period in 2008. This increase in net loss is mostly due to higher consulting and management fees, general and administrative fees and research and depreciation, depletion and impairment expenses. From inception on December 14, 2004 to September 30, 2009, we have incurred a net loss of $6,336,435. Our basic and diluted loss per share was $0.03 for the three months ended September 30, 2009, and $0.04 for the same period in 2008.

Expenses

Our total operating expenses increased from $106,090 to $319,536 for the three months ended September 30, 2009 compared to the same period in 2008. This increase in expenses is mostly due to higher consulting and management fees, general and administrative fees and research and depreciation, depletion and impairment expenses. Since our inception on December 14, 2004 to September 30, 2009, we have incurred total operating expenses of $6,144,714.

Our consulting and management fees increased $100,999 from $137,501 to $238,500 for the three months ended September 30, 2009 compared to the same period in 2008. This increase was largely due to higher payments made to our consultants. Since our inception on December 14, 2004 until September 30, 2009 we have spent $4,947,084 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses increased $16,869 from $10,848 to $27,717 for the three months ended September 30, 2009 compared to the same period in 2008. Since our inception on December 14, 2004 until September 30, 2009 we have spent $411,526 on general and administrative expenses.

We spent $1,045 on research and development expenses for the three months ended September 30, 2009 compared to $36,189 spent on research and development during the three months ended September 30, 2008. Since our inception on December 14, 2004 until September 30, 2009 we have spent $61,494 on research and development. Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $14,134 to $14,774 for the three months ended September 30, 2009 from $28,908 for the same period in 2008, mainly due to slightly decreased legal and auditing services provided in the three month periods ended September 30, 2009.

Results of Operations for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Limited Revenues

We did not earn any revenues during the nine months ending on September 30, 2009, nor did we earn any revenues in the same period in 2008. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $761,393 for the nine months ended September 30, 2009, compared to a net loss of $602,883 for the same period in 2008. This increase in net loss is mostly due to higher consulting and management fees as well as general and administrative fees. Our basic and diluted loss per share was $0.7 for the nine months ended September 30, 2009, and $0.16 for the same period in 2008.

Expenses

Our total operating expenses increased from $515,342 to $759,191 for the nine months ended September 30, 2009 compared to the same period in 2008. This increase in expenses is mostly due to higher consulting and management fees as well as general and administrative fees. Since our inception on December 14, 2004 to September 30, 2009, we have incurred total operating expenses of $6,144,714.

Our consulting and management fees increased $165,355 from $326,832 to $492,187 for the nine months ended September 30, 2009 compared to the same period in 2008. This increase was largely due to higher payments made to our consultants.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses increased $44,317 from $38,674 to $82,991 for the nine months ended September 30, 2009 compared to the same period in 2008.

We spent $15,383 on research and development expenses for the nine months ended September 30, 2009 compared to $46,111 spent on research and development during the nine months ended September 30, 2008.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $47,595 to $56,130 for the nine months ended September 30, 2009 from $103,725 for the same period in 2008, mainly due to decreased legal and auditing services provided in the nine month period ended September 30, 2009.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4. Control and Procedures

Not applicable

ITEM 4T. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2009 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on April 14, 2009, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of November 11, 2009 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. Unregistered Sales of Equity Securities.

On July 10, 2009, we issued 100,000 shares of common stock pursuant to a private placement. We received $0.10 per share of common stock for total proceeds of $10,000.

On August 14, 2009, we issued 1,000,000 shares of common stock with a fair value of $200,000 for services received.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: November 13, 2009	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: November 13, 2009	/s/ Vasant K, Jain
Vasant K, Jain
Chief Financial Officer, Director, Principal
Accounting Officer