Form 10-K
period 2009-12-31
ENERGY QUEST, INC.
filed 2010-04-12
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐   Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐  No  ☑

As of June 30, 2009, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $2,272,213.60 based on the closing sale price of $0.20 per share on that date.

Number of common shares outstanding at April 9, 2010:  13,768,294

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

•

Pyrolysis Steam Reformer (“PyStR™”), which utilizes steam for reforming of coal and other carbonaceous feedstocks, and separates hydrogen and carbon dioxide into separate streams;

•

M2 Fluidized Bed Gas Generator (“M2”), an air blown fluid bed gasifier which converts waste solid fuel sources into gaseous form; and

•

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

Development

On August 3, 2009, we signed a Joint Venture Agreement with Crude Oil Petroleum Services Corporation to form a new company known as EnviroTec Services in the Province of Alberta, Canada.  The new company will focus on the business of oil remediation consisting of sand, slop oil, sludge and tank cleaning.  The agreement will continue for a period of 20 years and each party will contribute services on a 50:50 basis and share revenues accordingly.  As of April 9, 2010, no transactions had taken place.

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

We have agreed to begin construction on a demonstration sized installation of the PyStR™ technology no later than February 14, 2008.  We have met this obligation and we are in the process of constructing a portable PyStR TM Hydrogen unit for demonstration.  We plan to complete it at the end of 2008.  We are also obligated to sell at least one commercial installation using the PyStR™ technology by the end of 2010.

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

Advantages of butanol are as follows:

•

Energy density is only 10% below gasoline;

•

Octane rating is 25% higher than gasoline;

•

Butanol does not eat away at plastic or rubber engine parts (like ethanol/methanol);

•

Butanol can be pumped, stored, or transported in same equipment as gasoline;

•

Any percentage gas plus butanol (10 to 100%) will run in today's cars;

•

No modifications are required unlike ethanol fuelled cars;

•

Butanol does not absorb water like ethanol or methanol; and

•

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

The size of energy conversion systems is generally dictated by their air flow.  Because fluid bed gasifiers use comparatively small amounts of air, the equipment is comparatively small and compact.  This permits systems to be completely shop fabricated and assembled on skids thereby reducing purchase price and installed costs.  Because the process produces a fuel gas rather than just quantities of heat, it can be easily applied to a variety of industrial processes including boilers, dry kilns, veneer dryers, or several pieces of equipment at once.  Operation with wood/bark fuels results in very low emissions, including low NO2, carbon monoxide, and particulate emissions.  No "tail end" exhaust cleanup devices are required.

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

Energy Products of Idaho, USA General Electric, USA	• we are less expensive by half
General Electric, USA	• General Electric holds very large complex systems only
FERCO (Battelle), U.S.A	• Unlike FERCO, we offer our incinerator units for sale or lease. • We also enter into joint venture agreements for the use of our technology
Lurgi, Germany	• Unlike Lurgi’s, our units have a small footprint and can be skid mounted and portable
Foster-Wheeler (Outokumpu), Finland	• Our units are adaptable to downstream changing requirements

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

Research and Development

On September 13, 2007 we completed the research and development of our small Modular Bio-energy units: Model FS324 and M2-3 Gasifier.  Since our inception, we have spent approximately $264,994 on research and development.

We anticipate that we will spend $2,500,000 on research and development over the next twelve months to upgrade our PyStR™ technology, including upgrading a prototype.  If we are successful in acquiring other technologies, we may increase our research and development budget.

Intellectual Property

On December 24, 2004, we purchased an integrated gasification production system from Wilfred J. Ouellette, our President, CEO and director.  The technology combines modern gasification with gas turbine technologies to produce synthetic gas or electricity.  By December 31, 2008, we have completed an initial payment of $25,000 and issued the 10,000,000 (500,000 post reverse stock-split) common shares to 975110 Alberta Ltd. in consideration for the transfer of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.

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

Employees and Consultants

As of April 9, 2010, we have three full time employees.  In addition to employing Wilfred Ouellette, our President, CEO, and Vasant K. Jain our CFO, we have engaged Ronald Foster as Secretary and Treasurer.  We entered into an employment agreement with Mr. Ouellette dated April 17, 2007, for the position of Chief Executive Officer, for a period of 60 months at a base salary of $150,000 per year.  On July 1, 2008 we engaged Mr. Ronald Foster as Secretary and Treasurer for services to be invoiced to the company.  On January 3, 2008 we entered into an executive employment agreement with Vasant K. Jain for the position of Chief Financial Officer, for a period of 60 months at a base salary of $125,000 per year.  The agreement expires January 20, 2013.

We also engage people as outside contractors and consultants for marketing, business development, investor relations, bookkeeping, legal, accounting, website development and audit functions.  During the three months ended December 31, 2008 we did not engage any consultants.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at Suite 169, 850 South Boulder Highway, Henderson, Nevada, 89015 - 7564.

We also have offices at 103 Firetower Road, Leesburg, Georgia 31763-3755

Item 3.  Legal Proceedings

As of April 9, 2010, there are no any material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
October 1, 2009 – December 31, 2009	$0.25	$0.09
July 1, 2009 – September 30, 2009	$0.51	$0.08
April 1, 2009 – June 30, 2009	$0.71	$0.08
January 1, 2009 – March 31, 2009	$0.29	$0.06
October 1, 2008 – December 31, 2008	$0.51	$0.08
July 1, 2008 – September 30, 2008	$0.90	$0.70
April 1, 2008 – June 30, 2008	$2.00	$0.65
January 1, 2008 – March 31, 2008	$2.00	$0.75

Holders

As of April 9, 2010, there were 746 holders of record of our common stock.

Dividends

For the two most recent fiscal years we have not paid any cash dividends on our common shares and do not expect to declare or pay any cash dividends on our common shares in the foreseeable future.  Payment of any dividends will depend upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	2,000,000		1,000,000

Total	2,000,000	N/A	1,000,000

According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants.  According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock.  As of December 31, 2009, 1,000,000 shares were issued under the 2008 Stock Compensation Plan.

Recent Sales of Unregistered Securities

Not applicable.

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

Results of Operations

Limited Revenues

Since our inception on December 14, 2004 to December 31, 2009, we had earned limited revenues of $5,164.  During the fiscal year ended December 31, 2009 we did not generate any revenues.  As of December 31, 2009, we had an accumulated deficit of $6,487,793.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $6,487,793 since December 14, 2004 (date of inception) to December 31, 2009.  Our net loss increased slightly, from $987,924 for the fiscal year ended December 31, 2008 to $912,751 for the fiscal year ended December 31, 2009, a decrease of $75,173.  For the fiscal year ended December 31, 2009, our net loss per share was $0.08, compared to net loss of $0.21 per share for the same period in 2008.

Expenses

Our total expenses from December 14, 2004 (date of inception) to December 31, 2009 were $6,599,700 and consisted of $5,141,394 in consulting and management fees, $424,287 in general and administrative fees, $440,948 in professional fees, $264,994 in research and development, $248,077 in depreciation and $80,000 in other.  Total expenses increased $234,182 to $1,214,177 for the fiscal year ended December 31, 2009 from $979,995 for the same period in 2008.

Our consulting and management fees increased $92,072 to $686,497 for the fiscal year ended December 31, 2009 from $594,425 for the same period in 2008 mostly due to a slight increase in the amount of consulting services we required.  Our consulting and management fees consisted mainly of amounts paid to our senior officers and fees paid to our other consultants.

Our general and administrative expenses increased by $46,440 from $49,312 for the fiscal year ended December 31, 2008 to $95,752 for the same period ended December 31, 2009.  The increase in general and administrative expenses was mainly due to an increase in our day to day operating activities.  Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees decreased by $49,025, to $63,045 for the fiscal year ended December 31, 2009 from $112,070 for the same period in 2008.  The decrease in professional fees was mostly due to less legal and auditing services provided during the fiscal year just ended as opposed to the fiscal year ended in 2008.  Our professional fees consisted primarily of legal, accounting and auditing fees.

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months.  As of December 31, 2009, our current assets totaled $816, which was comprised entirely of cash and cash equivalents.  As of December 31, 2009, we had $2,781,224 in intangible assets, net of accumulated amortization.  As of December 31, 2009 we had a working capital deficit of $587,657.

Our net loss of $6,487,793 from December 14, 2004 (date of inception) to December 31, 2009 was mostly funded by our equity financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2009 our cash position slightly increased by $24.

During the fiscal year ended December 31, 2009, we received net cash of $196,249 from financing activities compared to $168,099 for the same period in 2008.  We used net cash of $196,591 in operating activities compared to $168,165 for the same period in 2008.  We used net cash of $nil in investing activities compared to $nil for the same period in 2008.

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

•

Produce, sell, lease and maintain energy generators that we have developed;

•

License our integrated gasification technologies to third parties in North American, European and global markets;

•

Continually improve our gasification technologies and commercializing our technologies;

•

Expand our technology base by acquiring complementary technologies to our PyStR™ and other technologies through purchasing or licensing arrangements;

•

Complete potential deals regarding joint ventures for energy production facilities;

•

File patents on several technologies, including the PyStR™ process, the M2 Fluidized Bed Gas Generator and seek accredited valuations for these intellectual properties in a variety of markets including the U.S., Germany and Canada; and

•

Create additional service lines to complement current operations.

We believe that we need approximately an additional $26,585,000 to meet our capital requirements over the next 12 months (beginning April 2010) for the following estimated expenses:

Description	Estimated Expense
Marketing our gasification technologies	$200,000
Continued improvement of our PyStR™ and other technologies	$1,200,000
Further commercializing our gasification technologies	$400,000
Manufacturing of Modular Bio-energy units	$400,000
Payment of accounts payable and accrued liabilities	$250,000
General and administrative expenses	$500,000
Professional fees	$100,000
Consulting fees	$200,000
Investor relations expenses	$100,000
Patent application costs (including legal fees)	$100,000
Heavy Oil Upgrader Plant	$23,135,000
Total	$26,585,000

We believe that we need approximately $3,450,000 to meet our capital requirements over the next 12 months (beginning April 2010).  Of the $3,450,000, we had $816 in cash and cash equivalents as of December 31, 2009. We intend to meet the balance of our cash requirements for the next 12 months from external sources, through a combination of debt financing and equity financing through private placements.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

Intangible Asset

In May of 2008, we issued 2,000,000 shares of stock valued at $1.50 per share to a third party for the purchase of various technologies and patents with a total estimated fair market value of $3,000,000 based on the market price of the consideration given .  The patents relate to an integrated gasification production system.  This patent and technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity.  Amortization has been estimated on the economic useful life or expected legal life of the patent estimated to be 20 years.

On December 24, 2004, we purchased an integrated gasification production system from our CEO.  The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity.  We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology.  We purchased the asset by issuing 10,000,000 (500,000 post reverse stock-split) shares of our common stock and a $25,000 payment.  If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2007, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.  By December 31, 2008, the 500,000 common shares were released from escrow.

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

On January 22, 2008 our Board of Directors approved the 2008 Stock Compensation Plan and the 2008 Non-Qualified Stock Option Plan.  According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants.  According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock.  As of April 9, 2010, no securities were issued under the two plans.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Energy Quest Inc.

(A Development Stage Company)

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors

Energy Quest, Inc.

(A Development Stage Company)

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Energy Quest, Inc. (“Energy Quest”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and other comprehensive loss, cash flows, and changes in stockholders’ equity(deficit) for the years then ended.  These consolidated financial statements are the responsibility of Energy Quest's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  Energy Quest is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Energy Quest’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy Quest as of December 31, 2009 and 2008 and the consolidated results of operations and cash flows for the for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, TX

April 9, 2010

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets

Current Assets

Cash	$ 816	$ 792

Total Current Assets	816	792

Intangible Assets, net (Note 3)	2,781,224	2,927,078

Total Assets	2,782,040	2,927,870

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	36,294	56,286
Amounts due to related parties	516,881	244,488
Notes payable – related parties	35,298	21,000
Note payable	–	6,755
Advances from former Shareholders	–	287,702

Total Liabilities	588,473	616,231

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 13,818,294 shares (2008 - 9,555,270 shares)	13,818	9,555

Additional Paid-in Capital	8,663,596	7,877,004

Accumulated Other Comprehensive Income	3,946	122

Deficit Accumulated During the Development Stage	(6,487,793)	(5,575,042)

Total Stockholders’ Equity	2,193,567	2,311,639

Total Liabilities and Stockholders’ Equity	$ 2,782,040	$ 2,927,870

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Period from December 14, 2004 (Date of Inception) to December 31, 2009
Revenue	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	686,497	594,425	5,141,394
General and administrative	95,752	49,312	424,287
Professional fees	63,045	112,070	440,948
Research and development	218,883	46,111	264,994
Depreciation and amortization	150,000	98,077	248,077
Loss on theft of cash	–	80,000	80,000

	1,214,177	979,995	6,599,700

Loss from operations:	(1,214,177)	(979,995)	(6,599,700)

Interest income	4	–	2,089
Interest expense	(2,755)	(7,929)	(11,427)
Gain on settlement of former shareholder advances	304,177	–	310,003
Loss on write-off of loan receivable	–	–	(193,922)

Net loss	(912,751)	(987,924)	(6,487,793)

Other comprehensive income

Foreign currency translation adjustment	3,824	227	3,946

Total Comprehensive Loss	$ (908,927)	$ (987,697)	$ (6,483,847)

Net Loss Per Share – Basic and Diluted	$ (0.08)	$ (0.21)

Weighted Average Shares Outstanding – Basic and Diluted	11,475,000	4,614,000

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Accumulated from December 14, 2004 (Date of Inception) to December 31, 2009
Cash Flows Used In Operating Activities
Net loss	$ (912,751)	$ (987,924)	$ (6,487,793)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	568,250	353,000	4,571,793
Loss on theft of cash	–	80,000	80,000
Loss on write-off of loan receivable	–	–	193,922
Depreciation and amortization	150,000	98,077	248,077
Gaom pm settlement of former shareholder advances	(304,177)	–	(310,003)
Loss on issuance of shares for AP related party	15,976	–	15,976

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	2,518	–
Accounts payable and accrued liabilities	(2,747)	(6,774)	22,485
Due to related parties	288,858	292,938	831,301

Net Cash Used in Operating Activities	(196,591)	(168,165)	(834,729)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from sale of common stock	190,163	125,000	644,307
Proceeds from notes payable	12,894	64,296	518,214
Re-payment of note payable	(6,808)	(21,197)	(28,005)

Net Cash Provided By Financing Activities	196,249	168,099	1,134,516

Effect of Exchange Rate Changes on Cash	366	(875)	(614)

Increase (decrease) in Cash and Cash Equivalents	24	(941)	816

Cash and Cash Equivalents, beginning	792	1,733	–

Cash and Cash Equivalents, end	$ 816	$ 792	$ 816

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ 3,000,000	$ 3,000,204
Common stock issued for stock payable	–	161,550	161,550
Common stock issued for amounts due to related parties	16,466	328,021	360,954
Common stock issued for subscription receivable	–	120,750	–

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

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total
	#	$	$	$	$	$	$
Balance – December 31, 2007	2,565,549	2,566	3,976,922	(105)	(60,500)	(4,587,118)	(668,235)

Issue of common stock for cash	125,000	125	124,875	–	–	–	125,000

Issue of common stock for stock payable	107,700	108	161,442	–	–	–	161,550

Issue of common stock for patents	2,000,000	2,000	2,998,000	–	–	–	3,000,000

Issue of share-based compensation	1,750,000	1,807	319,943	–	–	–	321,750

Issue of common stock for expenses	25,000	25	31,225	–	–	–	31,250

Fair value of consulting services	–	(57)	(60,443)	–	60,500	–	–

Issue of common stock for debt	2,982,021	2,981	325,040	–	–	–	328,021

Foreign currency translation adjustment	–	–	–	227	–	–	227

Net loss for the year	–	–	–	–	–	(987,924)	(987,924)

Balance – December 31, 2008	9,555,270	9,555	7,877,004	122	–	(5,575,042)	2,311,639

Issue of common stock for cash	2,063,024	2, 063	204,566	–	–	–	206,629

Issue of common stock for services	2,200,000	2,200	582,026	–	–	–	584,226

Foreign currency translation adjustment	–	–	–	3,824	–	–	3,824

Net loss for the year	–	–	–	–	–	(912,751)	(912,751)

Balance – December 31, 2009	13,818,294	13,818	8,663,596	3,946	–	(6,487,793)	(2,193,567)

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

1.          Nature of Operations and Going Concern Consideration

Energy Quest’s principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Energy Quest intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. Energy Quest is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

Going Concern

The Company has incurred losses from operations since inception and at December 31, 2009, and has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern.

As of December 31, 2009, the Company had not reached a level of operations which would finance day-to-day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable futureand will be able to realize assets and discharge liabilities in the ordinary course of operations.The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raise equity capital, or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

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

        d)              Intangible Assets

Intangible assets consist of patents related to integrated gasification production systems and techniques.This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The technology is amortized over the life of the patent using the straight-line method.Patents and other intangible assets are evaluated for impairment annually or when events or changes in circumstances indicate that there may be an impairment. At December 31, 2009, the Company did not recognize an impairment loss.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

2.

Summary of Significant Accounting Policies (continued)

e)

Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. At December 31, 2009, the Company did not recognize an impairment loss.

f)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.

g)

Advertising Costs

The Company’s policy regarding advertising is to expense advertising to general and administrative as incurred. Advertising expenses were approximately $16,000 and $5,000 for the years ended December 31, 2009 and 2008, respectively.

h)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net earnings (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net earnings (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

i)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740 Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

The functional currency of the wholly-owned subsidiary is the Canadian dollar. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 740 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in current operations.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

2.

Summary of Significant Accounting Policies (continued)

j)

Fair Value of Financial Instruments

Our financial instruments consist principally of cash, accounts payable and amounts due to related parties. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

k)

Concentration of Risk

The Company maintains its cash account in primarily three commercial financial institutions. The Company's cash accounts are uninsured business checking accounts maintained in U.S. and Canadian dollars, which totalled $816 on December 31, 2009 (2008 - $792). At December 31, 2009, the Company has not engaged in any transactions that would be considered derivative instruments on hedging activities. To date, the Company has not incurred a loss relating to this concentration of credit risk.

l)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2009 and 2008, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

m)

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the good or services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

n)

Recent Accounting Pronouncements

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The codification is effective for interim periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is non-authoritative. The adoption of ASC 105 did not impact the Company’s results of operations, financial position or cash flows.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements. Refer to Note 10.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that the new accounting pronouncements will have a material impact on the financial position or results of operations.

3.

Intangible Assets

a.

On December 24, 2004, the Company purchased an integrated gasification production system from the CEO of the company. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The Company purchased the asset by issuing 10,000,000 (500,000 post reverse stock split) common shares of the Company and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it had the option, until June 30, 2007, of cancelling the 500,000 shares issued and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. During the year ended December 31, 2007, the 500,000 common shares were released from escrow. At December 31, 2009, the total cost of $29,301 is recorded as an intangible asset.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

3.

Intangible Assets (continued)

b.

On May 5, 2008, the Company issued 2,000,000 shares of common stock with a fair value of $3,000,000 for a one-time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. The shares were valued on the closing date of the agreement. At December 31, 2009, the total cost of $3,000,000 is recorded as an intangible asset, net of accumulated amortization of $248,077. Amortization expense for the years ended December 31, 2009 and 2008 was $150,000 and $98,077, respectively. Amortization is calculated based on the expected legal useful life of 20 years.

4.

Related Party Transactions

The following details amounts due to related parties at December 31, 2009:

a.

As at December 31, 2009, $Nil (2008 - $16,994) is owed to a Company with a common director. This amount is unsecured, non-interest bearing and has no terms of repayment.

b.

During the year ended December 31, 2009, the Company recorded $150,000 (2008 - $100,000) for management services provided by the Secretary of the Company. At December 31, 2009, $152,916 (2008 - $5,213) is included in due to related parties.

c.

During the year ended December 31, 2009, the Company recorded $150,000 (2008 - $150,000) for management services provided by the President of the Company. At December 31, 2009, $363,964 (2008 - $222,281) is included in due to related parties.

d.

On June 11, 2009 the Company issued 163,024 shares of common stock, of which, $16,629 reduced amounts due to related parties and a loss was recognized.  See Note 8 Equity for further details.

e.

During the year ended December 31, 2009, the Company recorded $200,000 (2008 - $130,000) for management services provided by the former Treasurer of the Company.

The following details Notes payable – related parties:

f.

During the year ended December 31, 2009, the Company received an advance of $14,298 from a related party consultant. At December 31, 2009, this amount is included in note payable – related party, and the related accrued interest of $684 is included in accrued liabilities. There were no such proceeds received during the year ended December 31, 2008.

g.

On November 5, 2007, the Company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At December 31, 2009, accrued interest of $2,717 (2008 - $1,457) is included in accrued liabilities.

5.

Note Payable

On October 28, 2008, the Company received $6,684 (CDN$ 8,000) in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at December 31, 2009, accrued interest of $0 (December 31, 2008 - $71) is recorded. The Company paid the amount in full during the year ended December 31, 2009. There were no similar payments made during the year ended December 31, 2008.

6.

Advances From Former Shareholders

On November 10, 2009, the President of the Company entered into a debt settlement agreement with a certain former shareholder of the company to settle $288,858of debt. Under the agreement, the former shareholder agreed to release the debt in return for a certain license agreement. This amount has been recorded as gain on debt settlement.At December 31, 2008  the company owed $287,702to these former shareholders.

7.      Loss on theft of cash

        During 2007, $80,000 was wired to an employee and agent of the company for the purpose of setting up a depository account in a European bank. Shortly after the funds were wired, management learned that the funds were not deposited as instructed. After numerous attempts to contact the employee, management determined thatit was unlikely to recover the funds. Upon this determination, the Company recorded a loss on theft of cash of $80,000.

8.

Joint Venture

On August 3, 2009, the Company signed a Joint Venture Agreement (“Agreement”) with Crude Oil Petroleum Services Corporation to form a new company known as EnviroTec Services in the Province of Alberta, Canada. The new company will focus on the business of oil remediation consisting of sand, slop oil, sludge and tank cleaning. The Agreement will continue for a period of 20 years and capital contribution will be on a 50:50 basis. As of December 31, 2009, no transactions had taken place.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

9.

Equity

a.

On November 10, 2009, the Company issued 1,000,000 shares of common stock with a fair value of $200,000 for services received.

b.

On August 14, 2009, the Company issued 1,000,000 shares of common stock with a fair value of $200,000 for services received.

c.

On July 10, 2009, the Company issued 100,000 shares of common stock pursuant to a private placement. The Company received $0.10 per share of common stock for total proceeds of $10,000.

d.

On June 30, 2009, the Company issued 50,000 shares of common stock with a fair value of $10,000 for services received.

e.

On June 11, 2009, the Company issued 163,024 shares of common stock with a fair value of $32,605 for settlement of amounts due a related party. Since the fair value of the shares issued was more than the amounts due to related party, the Company recognized additional compensation expense in the amount of $15,976.

f.

On May 28, 2009, the Company issued 150,000 shares of common stock with a fair value of $37,500 for services received.

g.

On May 4, 2009, the Company issued 1,800,000 shares of common stock pursuant to a private placement. The Company received $0.10 per share of common stock for total proceeds of $180,000.

h.

During the year ended December 31, 2009, the Company recognized $120,750 of expense related to services provided through June 30, 2009under a share-based compensation arrangement.

i.

As of December 31, 2008, there were 107,700 warrants outstanding with an average weighted exercise price of $2.00. In April 2009, the warrants expired. There were no warrants granted during year ended December 31, 2009, leaving zero warrants outstanding as of December 31, 2009.

j.

On December 31, 2008, the Company signed an agreement with a consultant for consulting services for a period of six months ending December 31, 2008. The Company paid the consultant $65,000, which is the fair value of the 650,000 shares issuable to the consultant. During the year ended December 31, 2008, $65,000 was charged to consulting fees. The Company had not issued the shares as of December 31, 2008. However, due to the fact that legal obligation exists as of December 31, 2008, the Company treated the shares as issued for the year ending December 31, 2008. The shares were subsequently issued on February 16, 2009.

k.

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

l.

On October 27, 2008, the Company entered into an agreement with a related party consultant to issue shares in exchange for $241,120 debt owed by the Company due to the debt assignment agreement and an aggregate of $86,901 that the Company owed to related party consultant. The Company had not issued the shares as of December 31, 2008. However, since the legal obligation existed, the Company treated the shares as issued for 2,982,021 shares at fair value of $0.11/share on October 27, 2008. The Company subsequently issued the shares on January 26, 2009.

m.

On August 29, 2008, the Company issued 100,000 shares of common stock with a fair value of $36,000 for services received.

n.

On June 11, 2008, the Company issued 10,000 shares of common stock pursuant to a private placement. The Company received $1.00 per share of common stock for total proceeds of $10,000.

o.

On June 3, 2008, the Company issued 25,000 shares of common with a fair value of $31,250 for services received.

p.

On May 5, 2008, the Company issued 2,000,000 shares at $1.50 per share, the fair value of the stock on the date the agreement was consummated, of unregistered restricted common stock for a one time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. At December 31, 2008, the total cost of $3,000,000 was recorded as an intangible asset.

q.

On April 30, 2008, the Company issued 115,000 shares of common stock pursuant to a private placement. The Company received $1.00 per share of common stock for total proceeds of $115,000.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

9.

Equity (continued)

r.

On April 30, 2008, the Company issued 107,700 shares of common stock with warrants attached, pursuant to a private placement. The Company received $1.50 per share of common stock for total proceeds of $161,550. The Company allocated $95,807 of the proceeds to the common stock and $65,743 to the warrants based on the relative fair market value of each. The relative fair market value of each component was determined by (i) using Black Scholes to estimate the fair market value of the warrants which was approximately $95,000. Each warrant has an exercise price of $2.00 and will expire in one year from the date of issuance of the warrant certificate; and (ii) the closing price of the common stock was $1.28 on April 30, 2008. The Company evaluated the terms of the attached warrants and concluded that the terms did not result in derivative accounting.

s.

On April 26, 2007, the Company issued 57,500 shares of common stock in consideration for a promissory note (stock subscription receivable) in the amount of $60,500. On July 1, 2008, the Company agreed to issue an additional 50,000 common shares of the Company and signed a consulting agreement with the issuer of the promissory note to receive consulting services in lieu of cash. The consulting agreement covers services to be performed from July 1, 2008 until June 30, 2009. The promissory note was later cancelled and the 57,500 shares issued in connection therewith were deemed vested and were recorded at their fair market value on the date of grant as share-based compensation. In addition, The fair value of the 50,000 shares granted on July 1, 2008 were recorded at their fair value on the date of grant and recorded over the requisite service period, which ended June 30, 2009.

10.

Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 35% to income (loss) before taxes follows:

	For the year ended December 31, 2009	For the year ended December 31, 2008
Income tax benefit at statutory rate	$ 319,966	$ 345,773

Non-deductible amortization	(52,500)	(34,327)

Valuation allowance change	(267,466)	(311,446)

Provision for income taxes	$ –	$ –

The components of the net deferred tax asset at December 31, 2009 and 2008 consist of:

	December 31, 2009	December 31, 2008
Net operating loss carry-forward	$1,890,000	$1,820,000

Valuation allowance	(1,890,000)	(1,820,000)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At December 31, 2009, the Company has a net operating loss carry-forward of $6,229,700 which expire through fiscal 2029. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382.

11.  Subsequent Events

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants.  Our audited financial statements for the fiscal years ended December 31, 2009 and 2008 have been included in this annual report in reliance upon Malone & Bailey PC, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act.  Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined under Exchange Act Rules 13a-15(f).  Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.  Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with U.S. GAAP; providing reasonable assurance that our receipts and expenditures are made in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.  Furthermore, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

An evaluation was performed, under the supervision and with the participation of Company management, including the CEO and the CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act).  Based on that evaluation, management, including the CEO and CFO, has concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were adequate to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported in accordance with the rules and forms of the SEC.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of April 9, 2010.

Other Public
Company
	Position(s) Held in		Directorships
Name and Age	Energy Quest Inc.	Tenure	Held by Director
Wilfred J. Ouellette, 67	Director	From July 1, 2005 to present	n/a
	President, and Chief Executive Officer	From May 5, 2006 to present
Vasant K. Jain, 48	Director, Chief Financial Officer	From January 2, 2008 to present	n/a
Ronald Foster, 68	Director, Secretary, and Treasurer	From July 1, 2008 to present	n/a
Jim Clark, 55	Director	From June 8, 2007 to present	n/a
Peter J. Stephen, 42	Director	From April 21, 2008 to present	n/a

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

Ronald Foster, Director, Secretary and Treasurer

Ronald Foster serves as our Secretary and Treasurer.  His primary responsibilities include finance, compliance and business development.  In his career, Mr. Foster has held a number of senior-level executive positions with several publicly traded companies, including, ValCom Inc., SBI Communications, Inc., EL-Phills Inc., Golden American Network and ROPA Communications Inc.  He created and produced “Stock Outlook 86, 87, 88, 89”, a video presentation of public companies through Financial News Network, (FNN) a national cable network.  Mr. Foster has a tremendous amount of experience with mergers & acquisitions, restructuring and the operations of publicly traded companies.  Mr. Foster developed a strong operational focus through his past operations, management and consulting positions in the marketing, entertainment and financial business in the different companies that he has been affiliated with.

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

Peter J. Stephen, Director

Mr. Stephen was appointed as director on April 21, 2008.  Mr. Stephens has expertise assisting small businesses to become large and profitable corporations.  He has experience in planning, implementing and managing service oriented companies and managing programs, policies and procedures in companies with interstate operations and offices.  Mr. Stephens has developed a track record of utilizing available resources to improve operational efficiency which concurrently reducing costs.  Mr. Stephens brings 18 years of business experience and creativity to the Company.  He is currently the President of Alliance Overhead Door d.b.a. Garage Door Service Company, a position which he has held since 1996.  During his tenure with Alliance Overhead Door, the company has grown to include 13 locations in 8 states with an average of $25 million in annual sales revenue.  Prior to joining Alliance Overhead Door, Mr. Stephens was employed for two years as a salesman for Direct TV.  His responsibilities included developing a detailed marketing plan for sales of Direct TV’s satellite product to consumers.  Prior to that, Mr. Stephens worked for two years as a broker, preceded by two years spent as a realtor of residential and commercial property.  Mr. Stephens completed his post-secondary education in sciences in 1990.

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

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2009 were filed.

Code of Ethics

On February 11, 2008, we adopted an ethics policy and a human rights policy statement that apply to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions) and employees.  We have filed our ethics policy and human rights policy statement an exhibits to annual report on Form 10-K for the year ended December 31, 2008.

Item 11.  Executive Compensation

The following table sets forth, as of December 31, 2009, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compens-ation ($)	Total ($)
Wilfred J. Ouellette President, CEO, and Director (1)	2009	150,000	0	0	0	0	0	0	150,000
	2008	150,000	0	0	0	0	0	0	150,000
Ronald Foster, Treasurer Secretary and Director (2)	2009	150,000	0	0	0	0	0	0	150,000
	2008	100,000	0	0	0	0	0	0	100,000
Steve Eilers, former Treasurer and Secretary (3)	2009	$200,000	0	0	0	0	0	0	$200,000
	2008	$130,000	0	0	0	0	0	0	$130,000

(1)

Mr. Ouellette has been a director since July 1, 2005 and our President, Chief Executive Officer since May 5, 2006.  He was our Chief Financial Officer from May 5, 2006 to January 2, 2008.  Vasant K. Jain was appointed as Chief Financial Officer on January 2, 2008.

(2)

Mr. Foster has been a director and our Secretary and Treasurer since July 1, 2008.

(3)

Mr. Eilers resigned as a director and our Secretary and Treasurer on July 1, 2008.

Employment Agreements

On April 17, 2007 we entered into an executive employment agreement with Wilfred J. Ouellette for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year.  The agreement expires March 31, 2012.  We recognized $150,000 of management fees for the twelve-month period ended December 31, 2008 and recognized $150,000 for the twelve-months period ended December 31, 2009

On April 17, 2007 we entered into an executive employment agreement with Steve Eilers for the position of Secretary and Treasurer, for a period of sixty months at a base salary of $130,000 per year.  Mr. Eilers resigned on July 1, 2008.  We recognized $130,000 of management fees for the twelve-month period ended December 31, 2008 and recognized $200,000 for the twelve-months period ended December 31, 2009.

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

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal 2009.  As of April 9, 2010, none of our executive officers or directors owned any of our derivative securities.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending Board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director for the year ended December 31, 2009.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2009.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of April 9, 2010 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of April 9, 2010 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of April 9, 2010, there were 13,768,294 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Wilfred J. Ouellette (3) 78 Belleville Ave Spruce Grove, AB T7X 1H8	Common Shares	528,940 (4)	3.8
Vasant K. Jain (5) 102 Darshan Tower Seth Motisha Road, Mazagaon Mumbai 400 010 India	Common Shares	0	0
Ronald Foster (6) 103 Firetower Road Leesburg, Georgia 31763-3755	Common Shares	0	0
Jim Clark (7) 5215-126 Street Edmonton, Alberta Canada T6H 3W5	Common Shares	0	0
Peter J. Stephen (8) 4525 South Dean Martin Dr. Las Vegas, NV 89103	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	528,940	3.8
Carolyn Foster (9) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	1,878,286	13.6
Kyoung Hwa Lee 6403 75th Street NW Edmonton, AB T6E 0T3	Common Shares	900,000	6.5
Nustar Energy Inc. 205 Hidden Pines Drive Panama City Beach, FL 32408	Common Shares	760,086	5.5
Marlene Stephens 10975 San Diegfo Mission Drive San Diego, CA 92108	Common Shares	1,000,000	7.3

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

(2)

Based on 13,768,294 issued and outstanding shares of common stock as of April 9, 2010.

(3)

Wilfred J. Ouellette is our director, President and Chief Executive Officer.

(4)

Includes 422,524 shares owned by 975110 Alberta Ltd., a company over which Wilfred J. Ouellette has the voting and investment control and 106,416 shares Mr. Ouellette owns in his own name.

(5)

Vasant K. Jain is a director and our Chief Financial Officer.

(6)

Ronald Foster is our director, secretary and treasurer.

(7)

Jim Clark is our director.

(8)

Peter Stephens is our director.

(9)

Carolyn Foster is the wife of Ronald Foster, who is our director, secretary and treasurer.

Item 13.  Certain Relationships, Related Transactions and Director Independence

During the year ended December 31, 2009, we recorded $150,000 for management services provided by our Secretary of the company.

During the year ended December 31, 2009, we recorded $150,000 for management services provided by our President.

During the year ended December 31, 2009, we recorded $200,000 for management services provided by our former Treasurer.

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

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Morgan & Company, and our current auditors, Malone & Bailey PC, for the audit of our annual financial statements respectively for the years ended December 31, 2009 and 2008 and any other fees billed for other services Malone & Bailey PC during these periods.  All fees are paid by US dollars.

	Year Ended December 31,	Year Ended December 31,
	2008	2009
Audit fees	$36,804	$15,000
Audit-related fees	-	$19,845
Tax fees	-	-
All other fees	-	-
Total	$36,804	$ 34,845

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually.  The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2009.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None.  The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment dated January 27, 2005 (2)
3.3	Certificate of Amendment dated December 29, 2005
3.4	Certificate of Amendment dated May 10, 2007 (3)
3.5	Bylaws (1)
10.1	Executive employment agreement with Wilfred J. Ouellette dated April 17, 2007 (3)
10.2	Executive employment agreement with Steve Eilers dated April 17, 2007 (3)
10.3	Executive employment agreement with Vasant K. Jain dated January 3, 2008 (4)
10.4	Licensing agreement with Poly-Pacific International Inc. dated October 24, 2007
10.5	0% convertible debenture with Vasant Jain dated September 4, 2007 (5)
10.6	Manufacturing agreement with I-Coda Group dated July 24, 2007 (6)
10.7	Licensing agreement with Beaufort Energy Solutions, Inc. dated April 24, 2007 (3)
10.8	Licensing agreement with Re-Gen International Corporation dated April 19, 2007 (3)
10.9	Consulting agreement with Ronald Foster dated April 26, 2007 (3)
10.10	Ethics Policy (7)
10.11	Human Rights Policy Statement (7)
21	Subsidiaries: Syngas Energy Corp., which was incorporated under the laws of British Columbia on December 14, 2004.
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Energy Quest Inc. By: /s/ Wilfred J. Ouellette
Date: April 9, 2010	Wilfred J. Ouellette President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	D ate

/ s/ Wilfred J. Ouellette	President, Chief Executive	April 9, 2010
Wilfred J. Ouellette	Officer, Director

/s/ Vasant K. Jain	Chief Financial Officer	April 9, 2010
Vasant K. Jain	Director

/s/ Ronald Foster	Secretary, Treasurer	April 9, 2010
Ronald Foster	Director