Form 10-Q
period 2010-03-31
ENERGY QUEST, INC.
filed 2010-05-24
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-28305

ENERGY QUEST, INC.

(Name of Small Business Issuer in its charter)

Nevada	91-1880015
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

850 South Boulder Hwy, Suite 169 Henderson, Nevada	89015-7564
(Address of principal executive offices)	(Zip Code)

(702) 568-4131

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2010 the registrant had 13,818,294 shares of common stock outstanding.

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

March 31, 2010

Index

Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to the Consolidated Financial Statements	F-4

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
Assets

Current Assets

Cash	$ 181	$ 816
Deferred Financing Cost	2,033	–

Total Current Assets	2,214	816

Intangible Assets, net	2,744,594	2,781,224

Total Assets	2,746,808	2,782,040

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	37,395	36,294
Amounts due to related parties	561,582	516,881
Notes payable – related parties	35,722	35,298
Convertible note, net	21,090	–

Total Liabilities	655,789	588,473

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 13,818,294 shares	13,818	13,818

Additional Paid-in Capital	8,696,929	8,663,596

Accumulated Other Comprehensive Income	4,820	3,946

Deficit Accumulated During the Development Stage	(6,624,548)	(6,487,793)

Total Stockholders’ Equity	2,091,019	2,193,567

Total Liabilities and Stockholders’ Equity	$ 2,746,808	$ 2,782,040

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Period from December 14, 2004 (Date of Inception) to March 31, 2010
Revenue	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	75,000	102,875	5,216,394
General and administrative	6,263	7,088	430,550
Professional fees	10,385	16,720	451,333
Research and development	1,500	–	266,494
Depreciation, depletion, and impairment	37,500	37,500	285,577
Loss on theft of cash	–	–	80,000

	130,648	164,183	6,730,348

Loss from operations:	(130,648)	(164,183)	(6,725,184)

Interest income	–	–	2,089
Interest expense	(1,217)	(573)	(12,644)
Gain on settlement of former shareholder advances	–	–	310,003
Accretion of convertible debt discount	(4,423)	–	(4,423)
Financing Cost	(467)	-	(467)
Loss on write-off of loan receivable	–	–	(193,922)

Net loss	(136,755)	(164,756)	(6,624,548)

Other comprehensive income

Foreign currency translation adjustment	874	20	4,820

Total Comprehensive Loss	$ (135,881)	$ (164,736)	$ (6,619,728)

Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.02)

Weighted Average Shares Outstanding – Basic and Diluted	13,818,000	9,555,000

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009	Accumulated from December 14, 2004 (Date of Inception) to March 31, 2010
Cash Flows Used In Operating Activities
Net loss	$ (136,755)	$ (164,756)	$ (6,624,548)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	4,423	–	4,423
Shares issued for services	–	60,375	4,571,306
Loss on shares issued for amounts due related parties	–	–	15,976
Loss on theft of cash	-	-	80,000
Loss on write-off of loan receivable	-	-	193,922
Amortization of intangible assets	37,500	37,500	285,577
Gain on settlement of former shareholder advances	–	–	(310,003)
Amortization of deferred financing cost	467	–	467

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,525	4,902	24,010
Due to related parties	44,701	38,970	876,002

Net Cash Used in Operating Activities	(48,139)	(23,009)	(882,868)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from issuance of common stock	–	–	644,307
Payment of deferred financing cost	(2,500)	_	(2,500)
Proceeds from convertible note	50,000	–	50,000
Proceeds from notes payable	–	29,649	518,214
Re-payment of note payable	–	(6,808)	(28,005)

Net Cash Provided By Financing Activities	47,500	22,841	1,182,016

Effect of Exchange Rate Changes on Cash	4	–	(610)

Increase (decrease) in Cash and Cash Equivalents	(635)	(168)	181

Cash and Cash Equivalents, beginning	816	792	–

Cash and Cash Equivalents, end	$ 181	$ 624	$ 181

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	–	360,954
Debt Discount	33,333	-	33,333

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

1.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Energy Quest, Inc. (“Energy Quest”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

2.

Going Concern

These consolidated financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the company will be able to complete any of these objectives.  The company has incurred losses from operations since inception and at March 31, 2010, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

3.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06).  This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements.  In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements).  The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010.  The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements.  See Note 6, “Fair Value Measurements.”

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).  This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements.  This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period.  ASU 2010-09 becomes effective upon issuance of the final update.  The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12).  This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010).  ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes.  The Company is currently assessing the impact, if any, the adoption of ASU 2010-12 will have on the Company’s disclosures, operating results, financial position and cash flows.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

4.     Restatements

On May 18, 2010, the Companyidentified an error in its financial statements included in the Company’s Form 10-K filed with the SEC on April 14, 2009.The error related to an extinguishment of debt recorded in the fourth quarter of 2008.The extinguishment was recorded in connection with an agreement with a related party.Pursuant to the agreement, the Company agreed to issue 2,982,021 shares of common stock in relief of debt and accrued consulting fees of $241,120 and $86,903, respectively.However, the shares were issued and delivered to the related party subsequent to December 31, 2008.Consequently, the debt was not extinguished as of December 31, 2008 and the 2008 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity (Deficit), both of which wereincluded in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009, were misstated.In addition, the 2009 Consolidated Statement of Changes in Stockholders’ Equity (Deficit), which was included in the Company’s Annual Report on Form10-K filed with the SEC on April 12, 2010, was misstated. The December 31, 2009 ending balance sheet included in the Company’s Annual Report on Form 10-K, as well asthe 2009 balance sheet presented in this filing, were unaffected by the restatements.

5.     Related Party Transactions

The following details amounts due to related parties at March 31, 2010:

a)    At March 31, 2010, the Company owes its Secretary $132,618 (December 31, 2009 - $152,916).

b)    During the three months period ended March 31, 2010, the Company recorded $75,000 (2009 - $37,500) for management services provided by its President. At March 31, 2010, $428,964 (December 31, 2009 - $363,964) is included in due to related parties.

The following details Notes payable – related parties:

c)     During the three month period ended March 31, 2010, the Company received an advance of $Nil (2009 - $14,722) from a related party consultant. At March 31, 2010, this amount is included in note payable – related party, and the related accrued interest of $238 (2009 - $39) is included in accrued liabilities.

d)    On November 5, 2007, the Company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At March 31, 2010, accrued interest of $311 (2009 - $311) is included in accrued liabilities.

6.     Convertible Debt

On January 29, 2010, the Company completed a financing agreement for $50,000 with a private investor (the “Investor”) and issued a callable convertible note totaling $50,000 with 8% interest rate, 22% interest rate upon default and a maturity of nine months (the “Note”). The Company paid a finders’ fee of $2,500. The note is convertible into shares of common stock at 55% of the average of the lowest three closing prices for the Company’s shares of common stock during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,333 as additional paid-in capital and reduced the carrying value of the convertible note to $16,667. The carrying value of the convertible note is to be accreted over the term of the convertible note up to their face value of $50,000. As at March 31, 2010, the carrying values of the convertible note and accrued convertible interest payable thereon were $21,090 and $669, respectively.

For the three months ended March 31, 2010, the Company recorded $4,423 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010. As of March 31, 2010, the Company recorded $467 on amortization of deferred financing cost.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

7.     Fair Value Measurements

ASC 825 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

Fair Value Hierarchy

ASC 825 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 establishes three levels of inputs that may be used to measure fair value.

Level 1 applies to assets and liabilities for which there are quoted prices in active markets for identical assets or liabilities. Valuations are based on quoted prices that are readily and regularly available in an active market and do not entail a significant degree of judgment.

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments. For instance: determining which instruments are most similar to the instrument being priced requires management to identify a sample of similar securities based on the coupon rates, maturity, issuer, credit rating and instrument type, and subjectively select an individual security or multiple securities that are deemed most similar to the security being priced; and determining whether a market is considered active requires management judgment.

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

Pursuant to ASC 825, the fair values of the cash equivalents and investment securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Convertible notes payable are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

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

Restatements

On May 18, 2010, the Company identified an error in its financial statements included in the Company’s Form 10-K filed with the SEC on April 14, 2009. The error related to an extinguishment of debt recorded in the fourth quarter of 2008. The extinguishment was recorded in connection with an agreement with a related party. Pursuant to the agreement, the Company agreed to issue 2,982,021 shares of common stock in relief of debt and accrued consulting fees of $241,120 and $86,903, respectively. However, the shares were issued and delivered to the related party subsequent to December 31, 2008. Consequently, the debt was not extinguished as of December 31, 2008 and the 2008 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity (Deficit), both of which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009, were misstated. In addition, the 2009 Consolidated Statement of Changes in Stockholders’ Equity (Deficit), which was included in the Company’s Annual Report on Form 10-K filed with the SEC on April 12, 2010, was misstated. The December 31, 2009 ending balance sheet included in the Company’s Annual Report on Form 10-K, as well as the 2009 balance sheet presented in this filing, were unaffected by the restatements.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $181 and a working capital deficiency of $653,575.  As of March 31, 2010 our accumulated deficit was $6,624,548.  For the three months ended March 31, 2010 our net loss was $136,755 compared to $164,756 during the same period in 2009.

Our loss was funded by proceeds from shareholder loans.  During the three months ended March 31, 2010, we raised in net proceeds $50,000 through financing activities and our cash position decreased by $635.

We used net cash of $48,139 in operating activities for the three months ended March 31, 2010 compared to net cash of $23,009 in operating activities for the same period in 2009.  We did not use any money in investing activities for the three months ended March 31, 2010 nor did we use any money for investing activities during the same period in 2009.  The effect of exchange rates on cash was an increase in cash of $4 for the three months ended March 31, 2010 compared to an increase of $nil during three months ended March 31, 2009.

During the three months ended March 31, 2010 our monthly cash requirement was approximately $16,046, compared to approximately $7,670 for the same period in 2009.  We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning June 2010 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the company will be able to complete any of these objectives.  The company has incurred losses from operations since inception and at March 31, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

We intend to raise the funds to meet our cash requirements (approximately $26,585,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  At this time we do not have any commitments from any broker-dealer to provide us with financing.  There is no guarantee that we will be successful in raising any capital.  There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.  If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and from inception to March 31, 2010.

Limited Revenues

Since our inception on December 14, 2004 to March 31, 2010, we have earned limited revenue of $5,164.  As of March 31, 2010, we have an accumulated deficit of $6,624,548 and we did not earn any revenues during the three months ending on March 31, 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $136,755 for the three months ended March 31, 2010, compared to a net loss of $164,756 for the same period in 2009.  From inception on December 14, 2004 to March 31, 2010, we have incurred a net loss of $6,624,548.  Our basic and diluted loss per share was $0.01 for the three months ended March 31, 2010, and $0.02 for the same period in 2009.

Expenses

Our total operating expenses decreased from $164,183 to $130,648 for the three months ended March 31, 2010 compared to the same period in 2009.  This decrease in expenses is mostly due to lower consulting and management fees.  Since our inception on December 14, 2004 to March 31, 2010, we have incurred total operating expenses of $6,730,348.

Our consulting and management fees decreased $27,875 from $102,875 to $75,000 for the three months ended March 31, 2010 compared to the same period in 2009.  Since our inception on December 14, 2004 until March 31, 2010 we have spent $5,216,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $825 from $7,088 to $6,263 for the three months ended March 31, 2010 compared to the same period in 2009.  Since our inception on December 14, 2004 until March 31, 2010 we have spent $430,550 on general and administrative expenses.

We spent $1,500 on research and development expenses for the three months ended March 31, 2010 compared to $nil spent on research and development during the three months ended March 31, 2009.  Since our inception on December 14, 2004 until March 31, 2010 we have spent $266,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $6,335 to $10,385 for the three months ended March 31, 2010 from $16,720 for the same period in 2009, mainly due to decreased legal and auditing services provided in the three month periods ended March 31, 2010.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company’s operating results, financial position or cash flows, but did impact the Company’s disclosures on fair value measurements. See Note 6, “Fair Value Measurements.”

In February 2010, FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09). This update amends Subtopic 855-10 and gives a definition to SEC filer, and requires SEC filers to assess for subsequent events through the issuance date of the financial statements. This amendment states that an SEC filer is not required to disclose the date through which subsequent events have been evaluated for a reporting period. ASU 2010-09 becomes effective upon issuance of the final update. The Company adopted the provisions of ASU 2010-09 for the period ended March 31, 2010.

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The Company is currently assessing the impact, if any, the adoption of ASU 2010-12 will have on the Company’s disclosures, operating results, financial position and cash flows.

Related Party Transactions

The following details amounts due to related parties at March 31, 2010:

a.      At March 31, 2010, the Company owes the Secretary of the Company $132,618 (December 31, 2009 - $152,916).

b.      During the three months period ended March 31, 2010, the Company recorded $75,000 (2009 - $37,500) for management services provided by the President of the Company. At March 31, 2010, $428,964 (December 31, 2009 - $363,964) is included in due to related parties.

The following details Notes payable – related parties:

c.      During the three month period ended March 31, 2010, the Company received an advance of $Nil (2009 - $14,722) from a related party consultant. At March 31, 2010, this amount is included in note payable – related party, and the related accrued interest of $238 (2009 - $39) is included in accrued liabilities.

d.      On November 5, 2007, the Company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At March 31, 2010, accrued interest of $311 (2009 - $311) is included in accrued liabilities.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2010 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on April 12, 2010, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of May 14, 2010 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: May 24, 2010	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: May 24, 2010	/s/ Ronald Foster
Ronald Foster
Chief Financial Officer, Director, Principal Accounting Officer