Form 10-K/A
period 2008-12-31
ENERGY QUEST, INC.
filed 2010-07-16
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of common shares outstanding at April 10, 2009: 9,555,270

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Amended Annual Report on Form 10-K for the fiscal year ended December 31, 2008 which the Registrant previously filed with the Securities and Exchange Commission on April 14, 2009 (the “Original Filing”).  The Registrant is filing this Amendment to correct an error in its financial statements included in the Original Filing.  The error related to an extinguishment of debt recorded in the fourth quarter of 2008.  The extinguishment was recorded in connection with an agreement with a related party.  Pursuant to the agreement, the Registrant agreed to issue 2,982,021 shares of common stock in relief of debt and accrued consulting fees of $241,120 and $86,902, respectively.  However, the shares were issued and delivered to the related party subsequent to December 31, 2008.  Consequently, the debt was not extinguished as of December 31, 2008 and the 2008 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity (Deficit), both of which were included in the Original Filing, were misstated.  In addition, the Registrant is filing this Amendment to include updated disclosure regarding the status of various joint venture projects that the Registrant is involved in, as well as update disclosure disclosing that its Internal Controls and Procedures are ineffective and also to include corrected certifications worded exactly as required by Regulation S-K Item 601(b)(31).

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-K/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-K/A.

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

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Energy Quest" mean Energy Quest Inc. unless otherwise indicated.

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

The PyStR™ technology is an inexpensive and simple method of reforming hydrocarbons (carbonaceous materials) and calcining lime to chemically separate hydrogen and carbon dioxide into two separate streams. It converts common cheap ingredients (coal or wood, air, water) into near pure streams of hydrogen (H 2 ), carbon dioxide (CO 2 ) and nitrogen (N 2 ). It produces no flue gas.

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

The size of energy conversion systems is generally dictated by their air flow. Because fluid bed gasifiers use comparatively small amounts of air, the equipment is comparatively small and compact. This permits systems to be completely shop fabricated and assembled on skids thereby reducing purchase price and installed costs. Because the process produces a fuel gas rather than just quantities of heat, it can be easily applied to a variety of industrial processes including boilers, dry kilns, veneer dryers, or several pieces of equipment at once. Operation with wood/bark fuels results in very low emissions, including low NO x , carbon monoxide, and particulate emissions. No "tail end" exhaust cleanup devices are required.

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

As of the date of this filing, we have not proceeded or advanced any of the above-agreements due to the fact that we lack sufficient funding to do so.  We are actively seeking sources of funding so that we may advance these agreements.

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

We also have offices at 6403 75 th Street, Edmonton, Alberta T6E 0T3

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

Net Loss

We incurred net loss of $5,575,042 since December 14, 2004 (date of inception) to December 31, 2008. Our net loss decreased significantly, from $1,709,078 for the fiscal year ended December 31, 2007 to $987,924 for the fiscal year ended December 31, 2008, a decrease of $721,154. For the fiscal year ended December 31, 2008, our net loss per share was $0.24, compared to net loss of $0.78 per share for the same period in 2007.

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

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months. As of December 31, 2008, our current assets totaled $2,927,870, which was comprised of $792 in cash and cash equivalents, and $2,927,078 in intangible assets, net of accumulated amortization. As of December 31, 2008 we had a working capital deficit of $943,461.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Energy Quest as of December 31, 2008 and 2007 and the consolidated results of operations and cash flows for the for the year ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12, the accompanying consolidated financial statements have been restated. The restatement relates to an error in recording an extinguishment of debt recorded in 2008.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com
Houston, TX
April 7, 2009, except for note 12, which is June 7, 2010

Energy Quest Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	$	$
	(Restated)
Assets
Current Assets
Cash and cash equivalents	792	1,733
Restricted cash	–	80,000
Prepaid expenses	–	454
Other current assets	–	2,064
Total Current Assets	792	84,251
Intangible Assets, net (Note 3)	2,927,078	31,336
Total Assets	2,927,870	115,587

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	54,829	61,603
Amounts due to related parties (Note 4)	572,510	249,505
Stock payable	–	161,583
Note payable (Note 5)	29,212	21,197
Advances from former Shareholders (Note 6)	287,702	289,934
Total Liabilities	944,253	783,822
Stockholders' Equity (Deficit)
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value;
Issued: 6,573,249 shares (December 31, 2007 - 2,565,549 shares)	6,573	2,566
Additional Paid-in Capital	7,551,964	3,976,922
Accumulated Other Comprehensive Income (Loss)	122	(105)
Stock Subscription Receivable	–	(60,500)
Deficit Accumulated During the Development Stage	(5,575,042)	(4,587,118)
Total Stockholders’ Equity (Deficit)	1,983,617	(668,235)
Total Liabilities and Stockholders’ Equity (Deficit)	2,927,870	115,587

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Operations and Other Comprehensive Loss

			Period from
	For the Year	For the Year	December 14, 2004
	Ended	Ended	(Date of Inception) to
	December 31,	December 31,	December 31, 2008
	2008	2007	(Unaudited)
	$	$	$
	(Restated)
Revenue	–	5,164	5,164

Expenses
Consulting and management fees	594,425	1,403,223	4,454,897
General and administrative	49,312	170,515	328,535
Professional fees	112,070	141,846	377,903
Research and development	46,111	–	46,111
Depreciation, depletion, and impairment	98,077	–	98,077
Other	80,000	–	80,000
	979,995	1,715,584	5,385,523
Loss before the following:	(979,995)	(1,710,420)	(5,380,359)

Interest income	–	2,085	2,085
Interest expense	(7,929)	(743)	(8,672)
Gain on write-off of debt	–	–	5,826
Loss on write-off of loan receivable	–	–	(193,922)

Net loss	(987,924)	(1,709,078)	(5,575,042)
Other comprehensive income
Foreign currency translation adjustment	227	992	122
Total Comprehensive Loss	(987,697)	(1,708,086)	(5,574,920)
Net Loss Per Share – Basic and Diluted	(0.24)	(0.78)
Weighted Average Shares Outstanding –
Basic and Diluted	4,198,000	2,190,000

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Accumulated from
	For the Year	For the Year	December 14, 2004
	Ended	Ended	(Date of Inception) to
	December 31,	December 31,	December 31, 2008
	2008	2007	(unaudited)
	$	$	$
	(Restated)		(Restated)
Cash Flows Used In Operating Activities
Net loss	(987,924)	(1,709,078)	(5,575,042)

Adjustments to reconcile net loss to net cash used
in operating activities:
Stock-based compensation	321,750	1,170,550	2,486,863
Shares issued for expenses	31,250	112,501	1,516,193
Write-off on restricted cash	80,000	–	80,000
Loss on write-off of loan receivable	–	–	193,922
Amortization of intangible assets	98,077	–	98,077
Gain on write off of debt	–	–	(5,826)

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,518	6,136	–
Accounts payable and accrued liabilities	(6,774)	32,353	25,232
Due to related parties	292,938	231,684	542,443

Net Cash Used in Operating Activities	(168,165)	(155,854)	(638,138)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	(80,000)	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	(80,000)	(298,357)

Financing Activities
Proceeds from issuance of common stock	125,000	30,000	454,144
Proceeds from notes payable	64,296	201,901	505,320
Re-payment of note payable	(21,197)	-	(21,197)

Net Cash Provided By Financing Activities	168,099	231,901	938,267

Effect of Exchange Rate Changes on Cash	(875)	992	(980)

Increase (decrease) in Cash and Cash Equivalents	(941)	(2,961)	792

Cash and Cash Equivalents, beginning	1,733	4,694

Cash and Cash Equivalents, end	792	1,733	792

Supplemental Disclosures

Cash paid for taxes	–		–
Cash paid for interest	–		–

Non-Cash Financing and Investing Activities

Common stock issued for intangible assets	3,000,000	–	3,000,204
Common stock issued for stock payable	161,550	–	161,550
Common stock issued for subscription receivable	120,750	–	120,750

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

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscription	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total
	#	$	$	$	$	$	$
Balance – December 31, 2007	2,565,549	2,566	3,976,922	(105)	(60,500)	(4,587,118)	(668,235)
Issue of common stock for cash	125,000	125	124,875	–	–	–	125,000
Issue of common stock for stock payable	107,700	108	161,442	–	–	–	161,550
Issue of common stock for patents	2,000,000	2,000	2,998,000	–	–	–	3,000,000
Issue of share-based compensation	1,750,000	1,806	319,943	–	–	–	321,749
Issue of common stock for expenses	25,000	25	31,225	–	–	–	31,250
Fair value of consulting services (Note 8(e))	–	(57)	(60,443)	–	60,500	–	-
Foreign currency translation adjustment	–	–	–	227	–	–	227
Net loss for the year	–	–	–	–	–	(987,924)	(987,924)
Balance – December 31, 2008- restated	6,573,249	6,573	7,551,964	122	–	(5,575,042)	(1,983,617)

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

In accordance with SFAS No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value. At December 31, 2008, the Company did not recognize an impairment loss.

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

	h)	Basic and Diluted Net Income (Loss) Per Share

The company computes net income (loss) per share in accordance with SFAS No. 128, " Earnings per Share ", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

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

SFAS No. 130, “ Reporting Comprehensive Income ,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2008 and 2007, the company’s only component of comprehensive loss was foreign currency translation adjustments.

	m)	Stock-Based Compensation

The company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments,” using the fair value method.

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

3.		Intangible Assets

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

4.	Related Party Transactions

	a)	As at December 31, 2008, $16,994 (2007 - $21,171) is owed to a company with a common director. This amount is unsecured, non- interest bearing and has no terms of repayment.

b)	As at December 31, 2008, $92,115 (2007 - $50,705) is owed to a related party consultant for expenses paid on behalf of the company.

c)

During the year ended December 31, 2008, the company recorded $150,000 (2007 - $113,351) for management services provided by the President of the company. At December 31, 2008, $222,281 (2007 - $87,341) is included in due to related parties.

d)

During the year ended December 31, 2008, the company recorded $130,000 (2007 - $90,288) for management services provided by the former Treasurer of the company. On October 27, 2008, the company’s former Treasurer entered an agreement to assign the debt to related party consultant in the amount of $155,288. In addition, the company entered into an agreement to issue shares for the accrued management fees outstanding in the amount of $65,000. At December 31, 2008, $155,288 (2007- $90,288) is included in due to related parties. (See notes 8(a) and 8(c)).

e)	During the year ended December 31, 2008, the company received $35,084 in proceeds from a related party consultant. This amount was subsequently paid in shares as described in 8(c) below.

f)

During the year ended December 31, 2008, the company recorded $85,832 (2007 - $Nil) for management services provided by the CFO of the company. On October 27, 2008, the company’s CFO entered an agreement to assign the debt to related party consultant in the amount of $85,832. At December 31, 2008, $85,832 (2007 - $Nil) is included in due to related parties. (See note 8(c)).

g)

On October 27, 2008, a related party consultant entered to a debt assignment agreement with the company’s CFO and former Treasurer. The company’s CFO and former treasurer assigned the company’s debt to the related party consultant in the amount of $241,120. Subsequently, on October 27, 2008, the company entered into agreement with the related party consultant to issue 2,982,021 shares in exchange for $241,120 debt owed by the company under the debt assignment agreement and an additional $86,902 that the company owed to related party consultant. The company had not issued the shares as of December 31, 2008. (See Note 12).

5.	Note Payable

a)

On October 28, 2008, the company received $6,684 (CDN$ 8,000) in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at December 31, 2008, accrued interest of $71 is recorded.

6.

On November 5, 2007, the company received $21,000 in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. As at December 31, 2008, accrued interest of $1,457 (2007 - $197) is recorded.

7.	Advances From Former Shareholders

As at December 31, 2008, $287,702 (2007 – $289,934) is owed to former shareholders.

8.	Commitments

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

9.	Common Stock

a)

On December 31, 2008, the company signed an agreement with a consultant for consulting services for a period of six months ending December 31, 2008. The company will pay the consultant $65,000, which is the fair value of the 650,000 shares issuable to the consultant. During the year ended December 31, 2008, $65,000 was charged to consulting fees. The shares were subsequently issued on February 16, 2009. (see Note 12)

b)

On December 31, 2008, the company signed an agreement with a consultant for consulting services for a period of six months ending December 31, 2008. The company will pay the consultant $100,000, which is the fair value of the 1,000,000 shares issuable to the consultant. During the year ended December 31, 2008, $100,000 was charged to consulting fees. The company had not issued the shares as of December 31, 2008. The shares were subsequently issued on January 26, 2009. (see Note 12)

c)

On October 27, 2008, the company entered into agreement with the related party consultant to issue shares in exchange for $241,120 debt owed by the company due to the debt assignment agreement and an aggregate of $86,902 that the company owed to related party consultant. (See note 4(g)). The company had not issued the shares as of December 31, 2008. The company subsequently issued the shares on January 26, 2009. (see Note 12)

d)

On April 26, 2007, the company issued 57,500 shares of common stock in consideration for a promissory note (stock subscription receivable) in the amount of $60,500. On July 1, 2008, the company agreed to issue an additional 50,000 common shares of the company and signed a consulting agreement with the issuer of the promissory note to receive consulting services in lieu of cash. The consulting agreement covers services to be performed between July 1, 2008 until June 30, 2009. Upon the cancellation of the promissory note, the company adjusted its common stock, additional paid in capital and stock subscriptions receivable by $60,500. As of December 31, 2008, the company treated 28,750 shares as vested and issued and the other 28,750 shares as unvested and has not been issued. (See Note 7(c)).

e)

On April 30, 2008, the company issued 107,700 shares of common stock with warrants attached, pursuant to a private placement. The company received $1.50 per share of common stock for total proceeds of $161,550. The Company allocated $66,953 of the proceeds to the common stock and $94,597 to the warrants based on the relative fair market value of each. The relative fair market value of each component was determined by (i) using Black Scholes to estimate the fair market value of the warrants which was approximately $95,000. Each warrant has an exercise price of $2.00 and will expire in one year from the date of issuance of the warrant certificate.; and (ii) the closing price of the common stock was $1.28 on April 30, 2008. The Company evaluated the terms of the attached warrants and concluded that the terms did not result in derivative accounting

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

10.	Warrants

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

A summary of the changes in the company’s share purchase warrants is presented below:

	December 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
	Number	Exercise Price	Number	Exercise Price
Balance, beginning of year	–	–	–	–
Issued	107,700	$2.00	–	–
Exercised	–	–	–	–
Forfeited / Expired	–	–	–	–

Balance, end of year	107,700	$2.00	–	–

The following share purchase warrants are outstanding:

	Exercise	December 31,
Expiry Date	Price	2008
April 28, 2009	$2.00	107,700
		107,700

11.	Income Taxes

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

12.	Restatement

The Company identified an error in the December 31, 2008 financial statements, which also impacted the December 31, 2009 financial statements. The error related to an extinguishment of debt recorded in the fourth quarter of 2008. The extinguishment was recorded in 2008 in connection with an agreement with a related party.  Pursuant to the agreement, the Company agreed to issue 2,982,021 shares of common stock in relief of debt and accrued consulting fees of $241,120 and $86,902, respectively.  However, the shares were issued and delivered to the related party subsequent to December 31, 2008.  Consequently, the debt was not considered extinguished as of December 31, 2008.

The following tables reflects the adjustment and restated amounts:

2008

December 31, 2008	As Reported	Adjustment	As Restated
Consolidated Balance Sheet

Current Liabilities
Amounts due to related parties	$ 244,488	$ 328,022	$ 572,510

Common Stock

Issued	9,555	(2,982)	6,573

Additional Paid-in Capital	7,877,004	(325,040)	7,551,964

For the Year Ended December 31, 2008	As Reported	Adjustment	As Restated
Consolidated Statement of Operations and Other Comprehensive Loss

Net Loss Per Share – Basic and Diluted	$ (0.21)	$ (0.03)	$ (0.24)

Weighted Average Shares Outstanding	4,614,000	416,0000	4,198,000

For the Year Ended December 31, 2008	As Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows

Non-Cash Activities

Common stock issued for amounts due to related parties	$ 328,022	$ (328,022)	$ –

For the Year Ended December 31, 2008	As Reported	Adjustment	As Restated
Consolidated Statements of Stockholders’ Equity (Deficit)

Common Stock	9,555	(2,982)	6,573
Additional Paid-in Capital	7,877,004	(325,040)	7,551,964

Number of common shares issued:	9,555,270	(2,982,021)	6,573,249

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

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f).  Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are  not effective as of December 31, 2008 due to a lack of qualified accounting personnel and an overreliance on consultants in the accounting and financial statement close process.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in our financial reporting process and we utilize outside third party consultants.  We do not have a separately designated audit committee.  This weakness is due to our lack of excess working capital to hire additional staff.  To remedy this material weakness, we intend to engage an internal accountant to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control

During the quarter ended December 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of April 2, 2009.

Name and Age	Position(s) Held in	Tenure	Other Public
	Energy Quest Inc.		Company
Directorships
Held by Director
Wilfred J. Ouellette, 66	Director	From July 1, 2005 to present	n/a
	President, and Chief Executive Officer	From May 5, 2006 to present
Vasant K. Jain, 47	Director, Chief Financial Officer	From January 2, 2008 to present	n/a
Ronald Foster, 67	Director, Secretary, and Treasurer	From July 1, 2008 to present	n/a
Jim Clark, 54	Director	From June 8, 2007 to present	n/a
Peter J. Stephen, 41	Director	From April 21, 2008 to present

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

Energy Quest Inc.

By: /s/ Wilfred J. Ouellette
Date: July 15, 2010	Wilfred J. Ouellette
President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	D ate

/ s/ Wilfred J. Ouellette	President, Chief Executive	July 15, 2010
Wilfred J. Ouellette	Officer, Director

/s/ Ronald Foster	Secretary, Treasurer, Chief Financial Officer	July 15, 2010
Ronald Foster	Director