Form 10-K/A
period 2009-12-31
ENERGY QUEST, INC.
filed 2010-07-16
CIK 1096550

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

Securities registered pursuant to Section 12(b) of the Act:None

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

Large accelerated filer  ☐     Accelerated filer  ☐   Non-accelerated filer  ☐     Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  ☐  No  ☑

As of June 30, 2009, which was the last business day of the registrant’s most recent second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was  $2,272,213.60  based on the closing sale price of $0.20 per share on that date.

Number of common shares outstanding at April 9, 2010:  13,818294

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Registrant’s Amended Annual Report on Form 10-K for the fiscal year ended December 31, 2009 which the Registrant previously filed with the Securities and Exchange Commission on April 12, 2010 (the “Original Filing”).  The Registrant is filing this Amendment to correct an error in its financial statements included in the Original Filing.  The error related to an extinguishment of debt recorded in the fourth quarter of 2008.  The extinguishment was recorded in connection with an agreement with a related party.  Pursuant to the agreement, the Registrant agreed to issue 2,982,021 shares of common stock in relief of debt and accrued consulting fees of $241,120 and $86,902, respectively.  However, the shares were issued and delivered to the related party subsequent to December 31, 2008.  Consequently, the debt was not extinguished as of December 31, 2008 and the 2008 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity (Deficit), both of which were included in the original filing, were misstated.  As the transaction to extinguish the debt should have been recorded in 2009, the accompanying Statement of Equity included in the 2009 financial statements was misstated. In addition, this Amendment is being filed to update disclosure that its Internal Controls and Procedures are ineffective and to correctly state its 2009 Consolidated Statement of Changes in Stockholders’ Equity (Deficit).

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

The size of energy conversion systems is generally dictated by their air flow.  Because fluid bed gasifiers use comparatively small amounts of air, the equipment is comparatively small and compact.  This permits systems to be completely shop fabricated and assembled on skids thereby reducing purchase price and installed costs.  Because the process produces a fuel gas rather than just quantities of heat, it can be easily applied to a variety of industrial processes including boilers, dry kilns, veneer dryers, or several pieces of equipment at once.  Operation with wood/bark fuels results in very low emissions, including low NO 2 , carbon monoxide, and particulate emissions.  No "tail end" exhaust cleanup devices are required.

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

Energy Products of Idaho, USA General Electric, USA	we are less expensive by half
General Electric, USA	General Electric holds very large complex systems only
FERCO (Battelle), U.S.A	Unlike FERCO, we offer our incinerator units for sale or lease. We also enter into joint venture agreements for the use of our technology
Lurgi, Germany	Unlike Lurgi’s, our units have a small footprint and can be skid mounted and portable
Foster-Wheeler (Outokumpu), Finland	Our units are adaptable to downstream changing requirements

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

We also engage people as outside contractors and consultants for marketing, business development, investor relations, bookkeeping, legal, accounting, website development and audit functions.  During the three months ended December 31, 2009 we did not engage any consultants.

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

Net Loss

We incurred net loss of $6,487,793 since December 14, 2004 (date of inception) to December 31, 2009.  Our net loss increased slightly, from $987,924 for the fiscal year ended December 31, 2008 to $912,751 for the fiscal year ended December 31, 2009, a decrease of $75,173.  For the fiscal year ended December 31, 2009, our net loss per share was $0.08, compared to net loss of $0.24 per share for the same period in 2008.

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

As discussed in Note 11, the accompanying consolidated financial statements have been restated. The restatement relates to an error in recording an extinguishment of debt recorded in 2008. The extinguishment should have been recorded in 2009. As a result, the 2008 and 2009 financial statements have been restated.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, TX

April 9, 2010, , except for Note 11, which is July 13, 2010

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets		(Restated)

Current Assets

Cash	$ 816	$ 792

Total Current Assets	816	792

Intangible Assets, net (Note 3)	2,781,224	2,927,078

Total Assets	2,782,040	2,927,870

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	36,294	56,286
Amounts due to related parties	516,881	572,510
Notes payable – related parties	35,298	21,000
Note payable	–	6,755
Advances from former Shareholders	–	287,702

Total Liabilities	588,473	944,253

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 13,818,294 shares (2008 - 6,573,249 shares)	13,818	6,573

Additional Paid-in Capital	8,663,596	7,551,964

Accumulated Other Comprehensive Income	3,946	122

Deficit Accumulated During the Development Stage	(6,487,793)	(5,575,042)

Total Stockholders’ Equity	2,193,567	1,983,617

Total Liabilities and Stockholders’ Equity	$ 2,782,040	$ 2,927,870

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Period from December 14, 2004 (Date of Inception) to December 31, 2009
	(Restated)	(Restated)
Revenue	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	686,497	594,425	5,141,394
General and administrative	95,752	49,312	424,287
Professional fees	63,045	112,070	440,948
Research and development	218,883	46,111	264,994
Depreciation and amortization	150,000	98,077	248,077
Loss on theft of cash	–	80,000	80,000

	1,214,177	979,995	6,599,700

Loss from operations:	(1,214,177)	(979,995)	(6,599,700)

Interest income	4	–	2,089
Interest expense	(2,755)	(7,929)	(11,427)
Gain on settlement of former shareholder advances	304,177	–	310,003
Loss on write-off of loan receivable	–	–	(193,922)

Net loss	(912,751)	(987,924)	(6,487,793)

Other comprehensive income

Foreign currency translation adjustment	3,824	227	3,946

Total Comprehensive Loss	$ (908,927)	$ (987,697)	$ (6,483,847)

Net Loss Per Share – Basic and Diluted	$ (0.08)	$ (0.24)

Weighted Average Shares Outstanding – Basic and Diluted	11,305,000	4,198,000

The accompanying notes are an integral part of these consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	Accumulated from December 14, 2004 (Date of Inception) to December 31, 2009
	(Restated)	(Restated)
Cash Flows Used In Operating Activities
Net loss	$ (912,751)	$ (987,924)	$ (6,487,793)

Adjustments to reconcile net loss to net cash used in operating activities:

Shares issued for services	568,250	353,000	4,571,793
Loss on theft of cash	–	80,000	80,000
Loss on write-off of loan receivable	–	–	193,922
Depreciation and amortization	150,000	98,077	248,077
Gaom pm settlement of former shareholder advances	(304,177)	–	(310,003)
Loss on issuance of shares for AP related party	15,976	–	15,976

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	–	2,518	–
Accounts payable and accrued liabilities	(2,747)	(6,774)	22,485
Due to related parties	288,858	292,938	831,301

Net Cash Used in Operating Activities	(196,591)	(168,165)	(834,729)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from sale of common stock	190,163	125,000	644,307
Proceeds from notes payable	12,894	64,296	518,214
Re-payment of note payable	(6,808)	(21,197)	(28,005)

Net Cash Provided By Financing Activities	196,249	168,099	1,134,516

Effect of Exchange Rate Changes on Cash	366	(875)	(614)

Increase (decrease) in Cash and Cash Equivalents	24	(941)	816

Cash and Cash Equivalents, beginning	792	1,733	–

Cash and Cash Equivalents, end	$ 816	$ 792	$ 816

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ 3,000,000	$ 3,000,204
Common stock issued for stock payable	–	161,550	161,550
Common stock issued for amounts due to related parties	344,488	-	360,954
Common stock issued for subscription receivable	–	120,750	–

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

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total
	#	$	$	$	$	$	$
Balance – December 31, 2007	2,565,549	2,566	3,976,922	(105)	(60,500)	(4,587,118)	(668,235)

Issue of common stock for cash	125,000	125	124,875	–	–	–	125,000

Issue of common stock for stock payable	107,700	108	161,442	–	–	–	161,550

Issue of common stock for patents	2,000,000	2,000	2,998,000	–	–	–	3,000,000

Issue of share-based compensation	1,750,000	1,806	319,943	–	–	–	321,749

Issue of common stock for expenses	25,000	25	31,225	–	–	–	31,250

Fair value of consulting services	–	(57)	(60,443)	–	60,500	–	–

Foreign currency translation adjustment	–	–	–	227	–	–	227

Net loss for the year	–	–	–	–	–	(987,924)	(987,924)

Balance – December 31, 2008 - Restated	6573,249	6,573	7,551,964	122	–	(5,575,042)	1,983,617

Issue of common stock for cash	2,063,024	2, 063	204,566	–	–	–	206,629

Issue common stock for debt	2,982,021	2,982	325,040	–	–	–	328,022

Issue of common stock for services	2,200,000	2,200	582,026	–	–	–	584,226

Foreign currency translation adjustment	–	–	–	3,824	–	–	3,824

Net loss for the year	–	–	–	–	–	(912,751)	(912,751)

Balance – December 31, 2009	13,818,294	13,818	8,663,596	3,946	–	(6,487,793)	(2,193,567)

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

         d)              Intangible Assets

Intangible assets consist of patents related to integrated gasification production systems and techniques. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The technology is amortized over the life of the patent using the straight-line method. Patents and other intangible assets are evaluated for impairment annually or when events or changes in circumstances indicate that there may be an impairment. At December 31, 2009, the Company did not recognize an impairment loss.

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

6.     Advances From Former Shareholders

On November 10, 2009, the President of the Company entered into a debt settlement agreement with a certain former shareholder of the company to settle $288,858of debt. Under the agreement, the former shareholder agreed to release the debt in return for a certain license agreement. This amount has been recorded as gain on debt settlement. At December 31, 2008  the company owed $287,702to these former shareholders.

7.     Loss on theft of cash

During 2007, $80,000 was wired to an employee and agent of the company for the purpose of setting up a depository account in a European bank. Shortly after the funds were wired, management learned that the funds were not deposited as instructed. After numerous attempts to contact the employee, management determined that it was unlikely to recover the funds. Upon this determination, the Company recorded a loss on theft of cash of $80,000.

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

j.

On December 31, 2008, the Company signed an agreement with a consultant for consulting services for a period of six months ending December 31, 2008. The Company paid the consultant $65,000, which is the fair value of the 650,000 shares issuable to the consultant. During the year ended December 31, 2008, $65,000 was charged to consulting fees. The Company had not issued the shares as of December 31, 2008. The shares were subsequently issued on February 16, 2009. (see Note 11)

k.

On December 31, 2008, the Company signed an agreement with a consultant for consulting services for a period of six months ending December 31, 2008. The Company will pay the consultant $100,000, which is the fair value of the 1,000,000 shares issuable to the consultant. During the year ended December 31, 2008, $100,000 was charged to consulting fees. The Company had not issued the shares as of December 31, 2008. The shares were subsequently issued on January 26, 2009. (see Note 11)

l.

On October 27, 2008, the Company entered into an agreement with a related party consultant to issue shares in exchange for $241,120 debt owed by the Company due to the debt assignment agreement and an aggregate of $86,902 that the Company owed to related party consultant. The Company had not issued the shares as of December 31, 2008. The Company subsequently issued the shares on January 26, 2009. (see Note 11)

m.

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

p.

On May 5, 2008, the Company issued 2,000,000 shares at $1.50 per share, the fair value of the stock on the date the agreement was consummated, of unregistered restricted common stock for a one-time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. At December 31, 2008, the total cost of $3,000,000 was recorded as an intangible asset.

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

11.    Restatement

The Company identified an error in the December 31, 2008 financial statements, which also impacted the December 31, 2009 financial statements. The error related to an extinguishment of debt recorded in the fourth quarter of 2008. The extinguishment was recorded in 2008 in connection with an agreement with a related party.  Pursuant to the agreement, the Company had agreed to issue 2,982,021 shares of common stock in payment of debt and accrued consulting fees of $241,120 and $86,902, respectively.  However, the shares were issued and delivered to the related party subsequent to December 31, 2008.  Consequently, the debt was not considered extinguished as of December 31, 2008.

The following tables reflect the adjustment and restated amounts:

2009

For the Year Ended December 31, 2009	As Reported	Adjustment	As Restated
Consolidated Statements of Operations and Other Comprehensive Loss

Net Loss Per Share – Basic and Diluted	$ (0.08)	$ -	$ (0.08)

Weighted Average Shares Outstanding	11,475,000	170,000	11,305,000

For the Year Ended December 31, 2009	As Reported	Adjustment	As Restated
Consolidated Statements of Cash Flows

Non-Cash Activities

Common stock issued for amounts due to related parties	$ 16,466	$ 328,022	$ 344,488

In addition, the 2009 Statement of Changes in Shareholders’ Equity (Deficit) included a separate line showing the impact of this transaction on Common Stock and Additional Paid In Capital. The ending equity balances as of December 31, 2009 as originally reported were unchanged.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of December 31, 2009 due to a lack of qualified accounting personnel and an overreliance on consultants in the accounting and financial statement close process.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Energy Quest Inc. By:/s/Wilfred J. Ouellette
Date: July 15, 2010	Wilfred J. Ouellette President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	D ate

/s/ Wilfred J. Ouellette	President, Chief Executive	July 15, 2010
Wilfred J. Ouellette	Officer, Director

/s/ Ronald Foster	Secretary, Treasurer	July 15, 2010
Ronald Foster	Director