Form 10-Q
period 2010-06-30
ENERGY QUEST, INC.
filed 2010-08-16
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 16, 2010 the registrant had 15,818,294 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Energy Quest Inc.
(A Development Stage Company)

June 30, 2010

Index
Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
Assets

Current Assets

Cash	$ 65,409	$ 816
Deferred financing cost	1,200	–

Total Current Assets	66,609	816

Intangible Assets, net	2,706,255	2,781,224

Total Assets	2,772,864	2,782,040

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	36,647	36,294
Amounts due to related parties	600,403	516,881
Notes payable – related parties	85,313	35,298
Convertible note, net	30,674	–

Total Liabilities	753,037	588,473

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 15,818,294 and 13,818, 294 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	15,818	13,818

Additional Paid-in Capital	8,794,929	8,663,596

Accumulated Other Comprehensive Income	3,981	3,946

Deficit Accumulated During the Development Stage	(6,794,901)	(6,487,793)

Total Stockholders’ Equity	2,019,827	2,193,567

Total Liabilities and Stockholders’ Equity	$ 2,772,864	$ 2,782,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Period from December 14, 2004 (Date of Inception) to June 30, 2010
Revenue	$ –	$ –	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	75,000	150,812	150,000	253,687	5,291,394
General and administrative	20,513	48,186	26,776	55,274	451,063
Professional fees	24,790	24,636	35,175	41,356	476,123
Research and development	–	14,338	1,500	14,338	266,494
Depreciation, depletion, and impairment	37,500	37,500	75,000	75,000	323,077
Loss on theft of cash	–	–	–	–	80,000

	157,803	275,472	288,451	439,655	6,888,151

Loss from operations:	(157,803)	(275,472)	(288,451)	(439,655)	(6,882,987)

Interest income	–	–	–	–	2,089
Interest expense	(2,133)	(965)	(3,350)	(1,538)	(14,777)
Gain on settlement of former shareholder advances	–	–	–	–	310,003
Accretion of convertible debt discount	(9,584)	–	(14,007)	–	(14,007)
Financing Cost	(833)	–	(1,300)	–	(1,300)
Loss on write-off of loan receivable	–	–	–	–	(193,922)

Net loss	(170,353)	(276,437)	(307,108)	(441,193)	(6,794,901)

Other comprehensive income (loss)

Foreign currency translation adjustment	(839)	1,273	35	1,293	3,981

Total Comprehensive Loss	$ (171,192)	$ (275,164)	$ (307,073)	$ (439,900)	$ (6,670,920)

Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.04)

Weighted Average Shares Outstanding – Basic and Diluted	14,368,000	10,771,000	14,095,000	10,167,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009	Accumulated from December 14, 2004 (Date of Inception) to June 30, 2010
Cash Flows Used In Operating Activities
Net loss	$ (307,108)	$ (441,193)	$ (6,794,901)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	14,007	–	14,007
Shares issued for services	–	158,250	4,571,306
Loss on shares issued for amounts due related parties	–	15,976	15,976
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	–	–	193,922
Amortization of intangible assets	75,000	75,000	323,077
Gain on settlement of former shareholder advances	–	–	(310,003)
Amortization of deferred financing cost	1,300	–	1,300

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	353	5,946	22,838
Due to related parties	83,522	46,629	914,823

Net Cash Used in Operating Activities	(132,926)	(139,392)	(967,655)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from issuance of common stock	100,000	180,000	744,307
Payment of deferred financing cost	(2,500)	–	(2,500)
Proceeds from convertible note	50,000	–	50,000
Proceeds from notes payable	50,000	41,448	568,214
Re-payment of note payable	–	(6,808)	(28,005)

Net Cash Provided By Financing Activities	197,500	214,640	1,332,016

Effect of Exchange Rate Changes on Cash	19	366	(595)

Increase in Cash and Cash Equivalents	64,593	75,614	65,409

Cash and Cash Equivalents, beginning	816	792	–

Cash and Cash Equivalents, end	$ 65,409	$ 76,406	$ 65,409

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	16,629	360,954
Debt Discount	33,333	–	33,333

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

1.

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Energy Quest, Inc. (“Energy Quest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

2.

Going Concern

The Company has incurred losses from operations since inception and at June 30, 2010, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the Company will be able to complete any of these objectives.

3.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.

Related Party Transactions

The following details amounts due to related parties at June 30, 2010:

a.

During the six months period ended June 30, 2010, the Company recorded $75,000 (2009 - $75,000) for management services provided by the President of the Company.  At June 30, 2010, $415,964 (December 31, 2009 - $363,964) is included in due to related parties.

b.

During the six months period ended June 30, 2010, the Company recorded $75,000 (2009 - $Nil) for management services provided by the Secretary of the Company.  At June 30, 2010, $184,439 (December 31, 2009 - $152,917) is included in due to related parties.

The following details Notes payable – related parties:

c.

During the six month period ended June 30, 2010, the Company received an advance of $Nil (2009 - $14,313) from a related party consultant.  At June 30, 2010, this amount is included in note payable – related party, and the related accrued interest of $426 (2009 - $252) is included in accrued liabilities.

d.

On November 5, 2007, the Company received $21,000 in exchange for a promissory note payable.  The note bears interest at 6% per annum, calculated annually, and is due on demand.  At June 30, 2010, accrued interest of $625 (2009 - $625) is included in accrued liabilities.

e.

On April 14, 2010, the Company received $50,000 in exchange for a promissory note payable.  The note bears interest at 6% per annum and is due on August 31, 2010.  The Company has secured the note with 1,000,000 shares of common stock to be issued upon default.  At June 30, 2010, accrued interest of $633 (2009 - $Nil) is included in accrued liabilities.

5.

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

The Company evaluated the conversion feature under ASC 815 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. Based on the fact that the debt is only convertible to the extent that there are available common shares, the Company determined that there was no embedded derivative instrument.

The Company then evaluated the instrument under ASC 470-20 for consideration of any beneficial conversion feature. As a result, the Company recognized the intrinsic value of the embedded beneficial conversion feature of $33,333 as additional paid-in capital and reduced the carrying value of the convertible note to $16,667.  The carrying value of the convertible note is to be accreted over the term of the convertible note up to their face value of $50,000.  As at June 30, 2010, the carrying values of the convertible note and accrued convertible interest payable thereon were $30,674 and $1,666, respectively.

For the six months ended June 30, 2010, the Company recorded $14,007 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010.  As of June 30, 2010, the Company recorded $1,300 on amortization of deferred financing cost.

6.

Equity

On June 5, 2010, the Company issued 2,000,000 shares of common stock pursuant to a private placement at $0.05 per share for cash proceeds of $100,000.

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

On May 31, 2010, we entered into a Joint Venture Agreement with ZAO Transmashholding, a company registered in Moscow, Russia.  The business purpose of the Joint Venture is to use the knowledge, connections and efforts of both parties to enhance their financial capacities in order to achieve their common business goals.  Transmashholding has set up a bank account with $102,368,000 (Rub 3,200,000,000) to act as collateral for the Joint Venture to acquire lines of credit for financing its business projects.  We are solely responsible for acquiring the lines of credit against the provided collateral, and will assume the main responsibility of finding and arranging investment opportunities for the Joint Venture.  All revenues generated by the Joint Venture will be divided equally between both parties.  Each party will be responsible for their own costs and neither party shall be liable for mistakes made by the other.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $65,409 and a working capital deficiency of $686,428.  As of June 30, 2010 our accumulated deficit was $6,794,901.  For the six months ended June 30, 2010 our net loss was $307,108 compared to $441,193 during the same period in 2009.  This decrease was due mostly to lower consulting and management fees and general and administrative fees.

Our loss was funded by proceeds from shareholder loans and from the sale of our common stock.  During the six months ended June 30, 2010, we raised in net proceeds $197,500 through financing activities and our cash position increased by $64,593.

We used net cash of $132,926 in operating activities for the six months ended June 30, 2010 compared to net cash of $139,392 in operating activities for the same period in 2009.  We did not use any money in investing activities for the six months ended June 30, 2010 nor did we use any money for investing activities during the same period in 2009.  The effect of exchange rates on cash was an increase in cash of $19 for the six months ended June 30, 2010 compared to an increase of $366 during six months ended June 30, 2009.

During the six months ended June 30, 2010 our monthly cash requirement was approximately $22,154, compared to approximately $23,232 for the same period in 2009.  We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning September 2010 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and from inception to June 30, 2010.

Limited Revenues

Since our inception on December 14, 2004 to June 30, 2010, we have earned limited revenue of $5,164.  As of June 30, 2010, we have an accumulated deficit of $6,794,901 and we did not earn any revenues during the three months ending on June 30, 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $170,353 for the three months ended June 30, 2010, compared to a net loss of $276,437 for the same period in 2009.  This decrease in net loss is mostly due to lower consulting and management fees, general and administrative fees and research and development expenses.  From inception on December 14, 2004 to June 30, 2010, we have incurred a net loss of $6,794,901.  Our basic and diluted loss per share was $0.01 for the three months ended June 30, 2010, and $0.03 for the same period in 2009.

Expenses

Our total operating expenses increased from $157,803 to $275,472 for the three months ended June 30, 2010 compared to the same period in 2009.  This increase in expenses is mostly due to higher consulting and management fees, general and administrative fees and research and development expenses.  Since our inception on December 14, 2004 to June 30, 2010, we have incurred total operating expenses of $6,888,151.

Our consulting and management fees decreased $75,812 from $150,812 to $75,000 for the three months ended June 30, 2010 compared to the same period in 2009.  This decrease was largely due to lower payments made to our consultants.  Since our inception on December 14, 2004 until June 30, 2010 we have spent $5,291,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $27,673 from $48,186 to $20,513 for the three months ended June 30, 2010 compared to the same period in 2009.  Since our inception on December 14, 2004 until June 30, 2010 we have spent $451,063 on general and administrative expenses.

We spent $0 on research and development expenses for the three months ended June 30, 2010 compared to $14,338 spent on research and development during the three months ended June 30, 2009.  Since our inception on December 14, 2004 until June 30, 2010 we have spent $266,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $154 to $24,790 for the three months ended June 30, 2010 from $24,636 for the same period in 2009, mainly due to slightly increased legal and auditing services provided in the three month periods ended June 30, 2010.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2010, nor did we earn any revenues in the same period in 2009.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $288,451 for the six months ended June 30, 2010, compared to a net loss of $439,655 for the same period in 2009.  This decrease in net loss is mostly due to lower consulting and management fees as well as general and administrative fees.  Our basic and diluted loss per share was $0.02 for the six months ended June 30, 2010, and $0.04 for the same period in 2009.

Expenses

Our total operating expenses decreased from $439,655 to $288,451 for the six months ended June 30, 2010 compared to the same period in 2009.  This decrease in expenses is mostly due to lower consulting and management fees as well as general and administrative fees.

Our consulting and management fees decreased $103,687 from $253,687 to $150,000 for the six months ended June 30, 2010 compared to the same period in 2009.  This increase was largely due to lower payments made to our consultants.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $28,498 from $55,274 to $26,776 for the six months ended June 30, 2010 compared to the same period in 2009.

We spent $1,500 on research and development expenses for the six months ended June 30, 2010 compared to $14,338 spent on research and development during the six months ended June 30, 2009.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $6,181 to $35,175 for the six months ended June 30, 2010 from $41,356 for the same period in 2009, mainly due to decreased legal and auditing services provided in the six month period ended June 30, 2010.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures.

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2010 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K/A filed with the SEC on July 16, 2010, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of August 16, 2010 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

On June 5, 2010, we issued 2,000,000 shares of common stock pursuant to a private placement at $0.05 per share for cash proceeds of $100,000 to us.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: August 16, 2010	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: August 16, 2010	/s/ Ronald Foster
Ronald Foster
Chief Financial Officer, Director, Principal Accounting Officer