Form 10-Q/A
period 2010-03-31
ENERGY QUEST, INC.
filed 2010-09-30
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of“ large accelerated filer” ,“ accelerated filer”  and“ smaller reporting company”  in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer   ☐      Accelerated filer   ☐     Non-accelerated filer   ☐     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      ☐       No    ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 14, 2010 the registrant had 13,818,294 shares of common stock outstanding.

EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q for the three months ended March 31, 2010 filed by Energy Quest Inc. (“we”, “us”, “our” or the “Company”) with the Securities and Exchange Commission on May 24, 2010, and restates its unaudited financial statements for the three months ended March 31, 2010, the notes thereto and related disclosure, to reflect an adjustment to the accounting and disclosure of the convertible note issued by us on January 29, 2010. As a result, the unaudited interim financial statements included in the originally filed Form 10-Q should not be relied upon.

On January 29, 2010, the Company completed a financing agreement for $50,000 with a private investor (the “Investor”) and issued a callable convertible note totaling $50,000 (the “Note”). The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting.  The Company should have recorded the fair value of this derivative liability on the date of issuance of the Note as well as the change in fair value for each subsequent balance sheet date.  The unaudited financial statements and the notes thereto included herein have been restated to reflect this adjustment, and disclosure of the adjustment has been made to the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Except as stated above, no other information has been changed from the originally filed Form 10-Q and this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q.

The Company has included new certifications of its officers pursuant to Sections 302 and 906 of the Sarbanes Oxley Act with this Form 10-Q/A.

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

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2010 (Restated)	December 31, 2009
Assets

Current Assets

Cash	$ 181	$ 816
Deferred Financing Cost	2,033	–

Total Current Assets	2,214	816

Intangible Assets, net	2,744,594	2,781,224

Total Assets	2,746,808	2,782,040

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	37,395	36,294
Amounts due to related parties	561,582	516,881
Notes payable– related parties	35,722	35,298
Convertible note, net	11,111	–
Derivative liabilities	140,413	–

Total Liabilities	786,223	588,473

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 13,818,294 shares	13,818	13,818

Additional Paid-in Capital	8,663,596	8,663,596

Accumulated Other Comprehensive Income	4,820	3,946

Deficit Accumulated During the Development Stage	(6,721,649)	(6,487,793)

Total Stockholders’ Equity	1,960,585	2,193,567

Total Liabilities and Stockholders’ Equity	$ 2,746,808	$ 2,782,040

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31, 2010 (Restated)	For the Three Months Ended March 31, 2009	Period from December 14, 2004 (Date of Inception) to March 31, 2010 (Restated)
Revenue	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	75,000	102,875	5,216,394
General and administrative	6,263	7,088	430,550
Professional fees	10,385	16,720	451,333
Research and development	1,500	–	266,494
Depreciation, depletion, and impairment	37,500	37,500	285,577
Loss on theft of cash	–	–	80,000

	130,648	164,183	6,730,348

Loss from operations:	(130,648)	(164,183)	(6,725,184)

Interest income	–	–	2,089
Interest expense	(1,217)	(573)	(12,644)
Gain on settlement of former shareholder advances	–	–	310,003
Accretion of convertible debt discount	(11,111)	–	(11,111)
Loss on derivative financial instruments	(90,413)	–	(90,413)
Financing Cost	(467)	–	(467)
Loss on write-off of loan receivable	–	–	(193,922)

Net loss	(233,856)	(164,756)	(6,721,649)

Other comprehensive income

Foreign currency translation adjustment	874	20	4,820

Total Comprehensive Loss	$ (232,982)	$ (164,736)	$ (6,716,829)

Net Loss Per Share– Basic and Diluted	$ (0.02)	$ (0.02)

Weighted Average Shares Outstanding– Basic and Diluted	13,818,000	9,555,000

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2010 (Restated)	For the Three Months Ended March 31, 2009	Accumulated from December 14, 2004 (Date of Inception) to March 31, 2010 (Restated)
Cash Flows Used In Operating Activities
Net loss	$ (233,856)	$ (164,756)	$ (6,721,649)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	11,111	–	11,111
Shares issued for services	–	60,375	4,571,306
Loss on shares issued for amounts due related parties	–	–	15,976
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	–	–	193,922
Loss on derivatives	90,413	–	90,413
Amortization of intangible assets	37,500	37,500	285,577
Gain on settlement of former shareholder advances	–	–	(310,003)
Amortization of deferred financing cost	467	–	467

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,525	4,902	24,010
Due to related parties	44,701	38,970	876,002

Net Cash Used in Operating Activities	(48,139)	(23,009)	(882,868)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from issuance of common stock	–	–	644,307
Payment of deferred financing cost	(2,500)	_	(2,500)
Proceeds from convertible note	50,000	–	50,000
Proceeds from notes payable	–	29,649	518,214
Re-payment of note payable	–	(6,808)	(28,005)

Net Cash Provided By Financing Activities	47,500	22,841	1,182,016

Effect of Exchange Rate Changes on Cash	4	–	(610)

Increase (decrease) in Cash and Cash Equivalents	(635)	(168)	181

Cash and Cash Equivalents, beginning	816	792	–

Cash and Cash Equivalents, end	$ 181	$ 624	$ 181

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	–	360,954
Debt Discount	50,000	-	50,000

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

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

4.     Restatements

On May 18, 2010, the Company identified an error in its financial statements included in the Company’s Form 10-K filed with the SEC on April 14, 2009.The error related to an extinguishment of debt recorded in the fourth quarter of 2008.The extinguishment was recorded in connection with an agreement with a related party. Pursuant to the agreement, the Company agreed to issue 2,982,021 shares of common stock in relief of debt and accrued consulting fees of $241,120 and $86,903, respectively. However, the shares were issued and delivered to the related party subsequent to December 31, 2008.Consequently, the debt was not extinguished as of December 31, 2008 and the 2008 Consolidated Balance Sheet and Consolidated Statement of Changes in Stockholders’ Equity (Deficit), both of which were included in the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2009, were misstated. In addition, the 2009 Consolidated Statement of Changes in Stockholders’ Equity (Deficit), which was included in the Company’s Annual Report on Form10-K filed with the SEC on April 12, 2010, was misstated. The December 31, 2009 ending balance sheet included in the Company’s Annual Report on Form 10-K, as well as the 2009 balance sheet presented in this filing, were unaffected by the restatements.

The Company identified an error relating to the accounting for the convertible note described in Note 6 in its financial statements included in the Company’s Form 10-Qs filed with the SEC on May 24, 2010 and August 16, 2010.  The Company had previously recognized a beneficial conversion feature as additional paid-in capital.  After further review, the Company has determined that the conversion feature should have been classified as derivative liability pursuant to ASC 815-15, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  The Company intends to restate its financial results for the interim fiscal periods ending March 31, 2010 and June 30, 2010 to reflect the derivative liability.

The Company is restating the March 31, 2010 financial statements due to an error in the accounting for the conversion features embedded in the convertible note described in Note 6. The Company had previously recognized a beneficial conversion feature as additional paid-in capital.  After further review, the Company has determined that the conversion feature should have been classified as derivative liability.   The Company has corrected the accounting and recorded the fair value of the derivative liability on the date of issuance and the change in fair value for each subsequent balance sheet date.

The following tables reflect the adjustment and restated amounts:

	March 31, 2010 As Previously Reported $	Adjustment $		March 31, 2010 As Restated $
Consolidated Balance Sheets

Current Liabilities
Convertible note, net	21,090	(9,979)	(c)	11,111
Derivative liabilities	–	81,995	(a)
		58,418	(b)	140,413

Stockholders’ Equity

Additional Paid-in Capital	8,696,929	(33,333)	(a)	8,663,596

Retained Earnings	(6,624,548)	(97,101)	(a)	(6,721,649)

	Period from December 14, 2004 (Date of Inception) to March 31, 2010 As Previously Reported $	Adjustment $		Period from December 14, 2004 (Date of Inception) to March 31, 2010 As Restated $
Consolidated Statements of Operations and Other Comprehensive Loss

Accretion of convertible debt discount	(4,423)	(6,688)	(c)	(11,111)
Loss on derivative financial instruments	–	(31,995)	(a)
		(58,418)	(b)	(90,413)

Net Loss	(6,624,548)	(6,688)	(c)
		(31,995)	(a)
		(58,418)	(b)	(6,721,649)

Total Comprehensive Loss	(6,619,728)	(6,688)	(c)
		(31,995)	(a)
		(58,418)	(b)	(6,716,829)

	For the Three Months Ended March 31, 2010 As Previously Reported $	Adjustment $		For the Three Months Ended March 31, 2010 As Restated $
Consolidated Statements of Operations and Other Comprehensive Loss

Accretion of convertible debt discount	(4,423)	(6,688)	(a)	(11,111)
Loss on derivative financial instruments	–	(31,995)	(a)
		(58,418)	(b)	(90,413)

Net Loss	(136,755)	(6,688)	(c)
		(31,995)	(a)
		(58,418)	(b)	(233,856)

Total Comprehensive Loss	(135,881)	(6,688)	(c)
		(31,995)	(a)
		(58,418)	(b)	(232,982)

Loss per share	(0.01)	(0.01)		(0.02)

(a)   To record fair value of derivative liabilities upon issuance of convertible notes.

(b)   To record change in fair value of the derivative liability.

(c)   To adjust discount and accretion.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 8 below).  This fair value of the derivative liability at issuance of $81,995 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $31,995.

The carrying value of the convertible note is to be accreted over the term of the convertible note up to their face value of $50,000. As at March 31, 2010, the carrying values of the convertible note and accrued convertible interest payable thereon were $11,111 and $669, respectively.

For the three months ended March 31, 2010, the Company recorded $11,111 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010. As of March 31, 2010, the Company recorded $467 on amortization of deferred financing cost.

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

Pursuant to ASC 825, the fair values of the cash equivalents and investment securities are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. Convertible notes payable are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. Embedded derivatives are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 2 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

8.     Derivative Liability

ASC 815-15lays out a procedure to determine if an equity linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s $50,000 note described in Note 6 contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the three months ended March 31, 2010:

Derivative Liabilities at December 31, 2009	$–
Addition of new derivative liabilities	81,995
Change in fair value of embedded conversion option	58,418
Derivative Liabilities at March 31, 2010	$ 140,413

The following table summarizes the loss on derivatives for the three months ended March 31, 2010:

Fair value of derivative liabilities in excess of note proceeds received	$ 31,995
Change in fair value of derivative liabilities at March 31, 2010	58,418
Loss on derivative liabilities	$ 90,413

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from 428% - 534%; risk-free interest rates ranging from 0.15% - 0.24% and expected terms based on the contractual term.

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

The Company identified an error relating to the accounting for the convertible note described in Note 6 in its financial statements included in the Company’s Form 10-Qs filed with the SEC on May 24, 2010 and August 16, 2010.  The Company had previously recognized a beneficial conversion feature as additional paid-in capital.  After further review, the Company has determined that the conversion feature should have been classified as derivative liability pursuant to ASC 815-15, Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  The Company intends to restate its financial results for the interim fiscal periods ending March 31, 2010 and June 30, 2010 to reflect the derivative liability.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $181 and a working capital deficiency of $784,009.  As of March 31, 2010 our accumulated deficit was $6,721,649.  For the three months ended March 31, 2010 our net loss was $233,856 compared to $164,756 during the same period in 2009.

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

Limited Revenues

Since our inception on December 14, 2004 to March 31, 2010, we have earned limited revenue of $5,164.  As of March 31, 2010, we have an accumulated deficit of $6,721,649 and we did not earn any revenues during the three months ending on March 31, 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $233,856 for the three months ended March 31, 2010, compared to a net loss of $164,756 for the same period in 2009.  From inception on December 14, 2004 to March 31, 2010, we have incurred a net loss of $6,721,649.  Our basic and diluted loss per share was $0.02 for the three months ended March 31, 2010, and $0.02 for the same period in 2009.

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

We incurred $11,111 of interest expense relating to the convertible note during the three month period ended March 31, 2010 compared to $nil during the three months ended March 31, 2009.  We also incurred a loss of $90,413on the change in the fair value of derivative liabilities during the three month period ended March 31, 2010 compared to $nil during the three months ended March 31, 2009.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: September 30, 2010	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: September 30, 2010	/s/ Ronald Foster
Ronald Foster
Chief Financial Officer, Director, Principal Accounting Officer