Form 10-Q/A
period 2010-06-30
ENERGY QUEST, INC.
filed 2010-09-30
CIK 1096550

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Form 10-Q for the six months ended June 30, 2010 filed by Energy Quest Inc. (“we”, “us”, “our” or the “Company”) with the Securities and Exchange Commission on August 16, 2010, and restates its unaudited financial statements for the six months ended June 30, 2010, the notes thereto and related disclosure, to reflect an adjustment to the accounting and disclosure of the convertible note issued by us on January 29, 2010. As a result, the unaudited interim financial statements included in the originally filed Form 10-Q should not be relied upon.

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

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2010 (Restated)	December 31, 2009
Assets

Current Assets

Cash	$65,409	$816
Deferred financing cost	1,200	–

Total Current Assets	66,609	816

Intangible Assets, net	2,706,255	2,781,224

Total Assets	2,772,864	2,782,040

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	36,647	36,294
Amounts due to related parties	600,403	516,881
Notes payable – related parties	85,313	35,298
Convertible note, net	27,778	–
Derivative liabilities	55,935	–

Total Liabilities	806,076	588,473

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 15,818,294 and 13,818, 294 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	15,818	13,818

Additional Paid-in Capital	8,761,596	8,663,596

Accumulated Other Comprehensive Income	3,981	3,946

Deficit Accumulated During the Development Stage	(6,814,607)	(6,487,793)

Total Stockholders’ Equity	1,966,788	2,193,567

Total Liabilities and Stockholders’ Equity	$2,772,864	$2,782,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30, 2010 (Restated)	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010 (Restated)	For the Six Months Ended June 30, 2009	Period from December 14, 2004 (Date of Inception) to June 30, 2010 (Restated)
Revenue	$ –	$ –	$ –	$ –	$5,164

Expenses

Consulting and management fees	75,000	150,812	150,000	253,687	5,291,394
General and administrative	20,513	48,186	26,776	55,274	451,063
Professional fees	24,790	24,636	35,175	41,356	476,123
Research and development	–	14,338	1,500	14,338	266,494
Depreciation, depletion, and impairment	37,500	37,500	75,000	75,000	323,077
Loss on theft of cash	–	–	–	–	80,000

	157,803	275,472	288,451	439,655	6,888,151

Loss from operations:	(157,803)	(275,472)	(288,451)	(439,655)	(6,882,987)

Interest income	–	–	–	–	2,089
Interest expense	(2,133)	(965)	(3,350)	(1,538)	(14,777)
Gain on settlement of former shareholder advances	–	–	–	–	310,003
Accretion of convertible debt discount	(16,667)	–	(27,778)	–	(27,778)
Gain (Loss) on derivative financial instruments	84,478	–	(5,935)	–	(5,935)
Financing Cost	(833)	–	(1,300)	–	(1,300)
Loss on write-off of loan receivable	–	–	–	–	(193,922)

Net loss	(92,958)	(276,437)	(326,814)	(441,193)	(6,814,607)

Other comprehensive income (loss)

Foreign currency translation adjustment	(839)	1,273	35	1,293	3,981

Total Comprehensive Loss	$(93,797)	$(275,164)	$(326,779)	$(439,900)	$(6,810,626)

Net Loss Per Share – Basic and Diluted	$(0.01)	$(0.03)	$(0.02)	$(0.04)

Weighted Average Shares Outstanding – Basic and Diluted	14,368,000	10,771,000	14,095,000	10,167,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2010 (Restated)	For the Six Months Ended June 30, 2009	Accumulated from December 14, 2004 (Date of Inception) to June 30, 2010 (Restated)
Cash Flows Used In Operating Activities
Net loss	$ (326,814)	$ (441,193)	$ (6,814,607)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	27,778	–	27,778
Shares issued for services	–	158,250	4,571,306
Loss on shares issued for amounts due related parties	–	15,976	15,976
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	–	–	193,922
(Gain) Loss on derivative instruments	5,935	–	5,935
Amortization of intangible assets	75,000	75,000	323,077
Gain on settlement of former shareholder advances	–	–	(310,003)
Amortization of deferred financing cost	1,300	–	1,300

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	353	5,946	22,838
Due to related parties	83,522	46,629	914,823

Net Cash Used in Operating Activities	(132,926)	(139,392)	(967,655)

Investing Activities
Loan receivable	–	–	(193,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	–	–	(298,357)

Financing Activities
Proceeds from issuance of common stock	100,000	180,000	744,307
Payment of deferred financing cost	(2,500)	–	(2,500)
Proceeds from convertible note	50,000	–	50,000
Proceeds from notes payable	50,000	41,448	568,214
Re-payment of note payable	–	(6,808)	(28,005)

Net Cash Provided By Financing Activities	197,500	214,640	1,332,016

Effect of Exchange Rate Changes on Cash	19	366	(595)

Increase in Cash and Cash Equivalents	64,593	75,614	65,409

Cash and Cash Equivalents, beginning	816	792	–

Cash and Cash Equivalents, end	$65,409	$76,406	$5,409

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	16,629	360,954
Debt discount	50,000	–	50,000

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

4.   Restatement

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

The Company is restating the June 30, 2010 financial statements due to an error in the accounting for the conversion features embedded in the convertible note described in Note 6. The Company had previously recognized a beneficial conversion feature as additional paid-in capital.  After further review, the Company has determined that the conversion feature should have been classified as derivative liability.  The Company has corrected the accounting and recorded the fair value of the derivative liability on the date of issuance and the change in fair value for each subsequent balance sheet date.

The following tables reflect the adjustment and restated amounts:

	June 30, 2010 As Previously Reported $	Adjustment $		June 30, 2010 As Restated $
Consolidated Balance Sheets

Current Liabilities
Convertible note, net	30,674	(2,896)	(c)	27,778
Derivative liabilities	–	81,995	(a)
		(26,060)	(b)	55,935

Stockholders’ Equity

Additional Paid-in Capital	8,794,929	(33,333)	(c)	8,761,596

Retained Earnings	(6,794,901)	(19,706)		(6,814,607)

	Period from December 14, 2004 (Date of Inception) to June 30, 2010 As Previously Reported $	Adjustment $		Period from December 14, 2004 (Date of Inception) to June 30, 2010 As Restated $
Consolidated Statements of Operations and Other Comprehensive Loss

Accretion of convertible debt discount	(14,007)	(13,771)	(c)	(27,778)
Loss on derivative financial instruments	–	(31,995)	(a)
		26,060	(b)	(5,935)

Net Loss	(6,794,901)	(13,771)	(c)
		(31,995)	(a)
		26,060	(b)	(6,814,607)

Total Comprehensive Loss	(6,790,920)	(13,771)	(c)
		(31,995)	(a)
		26,060	(b)	(6,810,626)

x	For the Six Months Ended June 30, 2010 As Previously Reported $	Adjustment $		For the Six Months Ended June 30, 2010 As Restated $
Consolidated Statements of Operations and Other Comprehensive Loss

Accretion of convertible debt discount	(14,007)	(13,771)	(c)	(27,778)
Loss on derivative financial instruments	–	(31,995)	(a)
		26,060	(b)	(5,935)

Net Loss	(307,108)	(13,771)	(c)
		(31,995)	(a)
		26,060	(b)	(326,814)

Total Comprehensive Loss	(307,073)	(13,771)	(c)
		(31,995)	(a)
		26,060	(b)	(326,779)

x	For the Three Months Ended June 30, 2010 As Previously Reported $	Adjustment $		For the Three Months Ended June 30, 2010 As Restated $
Consolidated Statements of Operations and Other Comprehensive Loss

Accretion of convertible debt discount	(9,584)	(7,083)	(c)	(16,667)
Loss on derivative financial instruments	–	84,478	(b)	84,478

Net Loss	(170,353)	(7,083)	(c)
		84,478	(b)	(92,958)

Total Comprehensive Loss	(171,192)	(7,083)	(c)
		84,478	(b)	(93,797)

(a)   To record fair value of derivative liabilities upon issuance of convertible notes.

(b)   To record change in fair value of the derivative liabilities.

 (c)  To adjust the discount and accretion on the convertible note.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below).  This fair value of the derivative liability at issuance of $81,995 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $31,995.

The carrying value of the convertible note is to be accreted over the term of the convertible note up to their face value of $50,000.  As at June 30, 2010, the carrying values of the convertible note and accrued convertible interest payable thereon were $27,778 and $1,666, respectively.

For the six months ended June 30, 2010, the Company recorded $27,778 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010.  As of June 30, 2010, the Company recorded $1,300 on amortization of deferred financing cost.

7.       Equity

On June 5, 2010, the Company issued 2,000,000 shares of common stock pursuant to a private placement at $0.05 per share for cash proceeds of $100,000.

8.    Fair Value Measurements

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

9.     Derivative Liability

ASC 815-15lays out a procedure to determine if an equity linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s $50,000 note described in Note 6contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the six months ended June 30, 2010:

Derivative Liabilities at December 31, 2009	$ –
Addition of new derivative liabilities	81,995
Change in fair value of embedded conversion option	(26,060)
Derivative Liabilities at June 30, 2010	$ 55,935

The following table summarizes the loss on derivatives for the six months ended June 30, 2010:

Fair value of derivative liabilities in excess of note proceeds received	$ 31,995
Change in fair value of derivative liabilities at June 30, 2010	(26,060)
Loss on derivative liabilities	$ 5,935

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible note agreements; no expected dividend yield; expected volatility ranging from 212% - 534%; risk-free interest rates ranging from 0.15% - 0.24% and expected terms based on the contractual term.

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

Restatement

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

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $65,409 and a working capital deficiency of $739,467.  As of June 30, 2010 our accumulated deficit was $6,814,607.  For the six months ended June 30, 2010 our net loss was $326,814 compared to $441,193 during the same period in 2009.  This decrease was due mostly to lower consulting and management fees and general and administrative fees.

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

Limited Revenues

Since our inception on December 14, 2004 to June 30, 2010, we have earned limited revenue of $5,164.  As of June 30, 2010, we have an accumulated deficit of $6,814,607 and we did not earn any revenues during the three months ending on June 30, 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $92,958 for the three months ended June 30, 2010, compared to a net loss of $276,437for the same period in 2009.  This decrease in net loss is mostly due to lower consulting and management fees, general and administrative fees, research and development expenses and a gain on the change in fair value of derivative liabilities of $84,478.  From inception on December 14, 2004 to June 30, 2010, we have incurred a net loss of $6,814,607.  Our basic and diluted loss per share was $0.01 for the three months ended June 30, 2010, and $0.03 for the same period in 2009.

Expenses

Our total operating expenses decreased to $157,803 from $275,472 for the three months ended June 30, 2010 compared to the same period in 2009.  This decrease in expenses is mostly due to lower consulting and management fees, general and administrative fees and research and development expenses.  Since our inception on December 14, 2004 to June 30, 2010, we have incurred total operating expenses of $6,888,151.

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

We incurred $16,667 of interest expense relating to the convertible note during the three month period ended June 30, 2010 compared to $nil during the three months ended June 30, 2009.  We also incurred a gain of $84,478 on the change in the fair value of derivative liabilities during the three month period ended June 30, 2010 compared to $nil during the three months ended June 30, 2009.

Results of Operations for the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2010, nor did we earn any revenues in the same period in 2009.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $326,814 for the six months ended June 30, 2010, compared to a net loss of $441,193 for the same period in 2009.  This decrease in net loss is mostly due to lower consulting and management fees as well as general and administrative fees.  Our basic and diluted loss per share was $0.02 for the six months ended June 30, 2010, and $0.04 for the same period in 2009.

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

We incurred $27,778 of interest expense relating to the convertible note during the six month period ended June 30, 2010 compared to $nil during the six months ended June 30, 2009.  We also incurred a loss of $5,935 on the change in the fair value of derivative liabilities during the six month period ended June 30, 2010 compared to $nil during the six months ended June 30, 2009.

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