Form 10-Q
period 2010-09-30
ENERGY QUEST, INC.
filed 2010-11-16
CIK 1096550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☑   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2010, the registrant’s outstanding common stock consisted of 16,540,998 shares.

PART I - FINANCIAL INFORMATION

Energy Quest Inc.
(A Development Stage Company)

September 30, 2010

Index
Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2010	December 31, 2009
Assets

Current Assets

Cash	$ 13,192	$ 816
Deferred financing cost	357	–
Note receivable	10,148	–

Total Current Assets	23,697	816

Intangible Assets, net	2,669,299	2,781,224

Total Assets	2,692,996	2,782,040

Liabilities and Stockholders' Equity

Current Liabilities

Accounts payable and accrued liabilities	$35,799	$36,294
Amounts due to related parties	663,314	516,881
Notes payable – related parties	85,578	35,298
Convertible note, net	25,920	–
Derivative liabilities	33,224	–

Total Liabilities	843,835	588,473

Stockholders' Equity

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 16,590,998 and 13,818,294 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	16,591	13,818

Additional Paid-in Capital	8,863,247	8,663,596

Accumulated Other Comprehensive Income	4,525	3,946

Deficit Accumulated During the Development Stage	(7,035,202)	(6,487,793)

Total Stockholders’ Equity	1,849,161	2,193,567

Total Liabilities and Stockholders’ Equity	$ 2,692,996	$ 2,782,040

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Period from December 14, 2004 (Date of Inception) to September 30, 2010
Revenue	$ –	$ –	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	36,000	238,500	186,000	492,187	5,327,394
General and administrative	96,897	27,717	123,673	82,991	547,960
Professional fees	5,460	14,774	40,635	56,130	481,583
Research and development	–	1,045	1,500	15,383	266,494
Depreciation, depletion, and impairment	37,500	37,500	112,500	112,500	360,577
Loss on theft of cash	–	–	–	–	80,000

	175,857	319,536	464,308	759,191	7,064,008

Loss from operations:	(175,857)	(319,536)	(464,308)	(759,191)	(7,058,844)

Interest income	–	–	–	–	2,089
Interest expense	(2,040)	(664)	(5,390)	(2,202)	(16,817)
Gain on settlement of former shareholder advances	–	–	–	–	310,003
Accretion of convertible debt discount	(19,142)	–	(46,920)	–	(46,920)
Loss on derivative financial instruments	(22,713)	–	(28,648)	–	(28,648)
Financing Cost	(843)	–	(2,143)	–	(2,143)
Loss on write-off of loan receivable	–	–	–	–	(193,922)

Net loss	(220,595)	(320,200)	(547,409)	(761,393)	(7,035,202)

Other comprehensive income

Foreign currency translation adjustment	544	1,092	579	2,385	4,525

Total Comprehensive Loss	$ (220,051)	$ (319,108)	$ (546,830)	$ (759,008)	$ (7,030,677)

Net Loss Per Common Share – Basic and Diluted	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.07)

Weighted Average Common Shares Outstanding – Basic and Diluted	16,381,000	12,268,000	14,865,000	10,875,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009	Accumulated from December 14, 2004 (Date of Inception) to September 30, 2010
Cash Flows Used In Operating Activities
Net loss	$ (547,409)	$ (761,393)	$ (7,035,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	46,920	–	46,920
Shares issued for services	36,000	358,250	4,607,306
Loss on shares issued for amounts due related parties	–	15,976	15,976
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	–	–	193,922
Loss on derivative instruments	28,648	–	28,648
Amortization of intangible assets	112,500	112,500	360,577
Gain on settlement of former shareholder advances	–	–	(310,003)
Amortization of deferred financing cost	2,143	–	2,143
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(495)	6,900	21,990
Due to related party	146,433	97,320	977,734

Net Cash Used in Operating Activities	(175,260)	(170,447)	(1,009,989)

Investing Activities
Loan receivable	(10,148)	–	(204,070)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	(10,148)	–	(308,505)

Financing Activities
Proceeds from issuance of common stock	100,000	190,000	744,307
Payment of deferred financing cost	(2,500)	–	(2,500)
Proceeds from convertible note	50,000	–	50,000
Proceeds from notes payable	50,000	13,816	568,214
Re-payment of note payable	–	(6,808)	(28,005)

Net Cash Provided By Financing Activities	197,500	197,008	1,332,016

Effect of Exchange Rate Changes on Cash	284	366	(330)

Increase in Cash and Cash Equivalents	12,376	26,927	13,192

Cash and Cash Equivalents, beginning	816	792	–

Cash and Cash Equivalents, end	$ 13,192	$ 27,719	$ 13,192

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	16,629	360,954
Debt Discount	50,000	–	50,000

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

2.

Going Concern

The Company has incurred losses from operations since inception and at September 30, 2010, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the Company will be able to complete any of these objectives.

3.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

4.

Related Party Transactions

The following details amounts due to related parties at September 30, 2010:

a.

During the nine months ended June 30, 2010, the Company recorded $112,500 (2009 - $112,500) for management services provided by the President of the Company.  At September 30, 2010, $448,662 (December 31, 2009 - $363,964) is included in due to related parties.

b.

During the nine months ended September 30, 2010, the Company recorded $112,500 (2009 - $Nil) for management services provided by the Secretary of the Company.  At September 30, 2010, $214,452 (December 31, 2009 - $152,917) is included in due to related parties.

The following details Notes payable – related parties:

c.

During the nine months ended September 30, 2010, the Company received an advance of $Nil (2009 - $14,579) from a related party consultant.  At September 30, 2010, this amount is included in note payable – related party, and the related accrued interest of $668 (2009 - $452) is included in accrued liabilities.

d.

On November 5, 2007, the Company borrowed $21,000.  The note bears interest at 6% per annum, and is due on demand.  At September 30, 2010, accrued interest of $942 (2009 - $942) is included in accrued liabilities.

e.

On April 14, 2010, the Company borrowed $50,000.  The note bears interest at 6% per annum and is due on December 31, 2010.  The Company has secured the note with 1,000,000 common shares to be issued upon default.  At September 30, 2010, accrued interest of $1,389 (2009 - $Nil) is included in accrued liabilities.

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

5.

Convertible Debt

On January 29, 2010, the Company borrowed $50,000 from a private investor and issued a callable convertible note with an 8% interest rate, 22% interest rate upon default and a maturity of nine months.  The Company paid a finders’ fee of $2,500.  The note is convertible into common shares at 55% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 8 below).  This fair value of the derivative liability at issuance of $81,995 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $31,995.The carrying value of the convertible note is to be accreted over the term of the convertible note up to its face value of $50,000.

During the three month period ended September 30, 2010, $21,000 was converted into 272,704 common shares.  As at September 30, 2010, the carrying values of the convertible note and accrued convertible interest payable thereon were $25,920 and $2,540, respectively.

For the nine months ended September 30, 2010, the Company recorded $46,920 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February8, 2010.  As of September 30, 2010, the Company recorded $2,143 on amortization of the deferred financing cost.

6.

Equity

a.

On June 5, 2010, the Company issued 2,000,000 common shares pursuant to a private placement at $0.05 per share for cash proceeds of $100,000.

b.

On August 9, 2010, the Company issued 43,580 common shares upon the partial conversion of the Note referred to in Note 5.

c.

On August 16, 2010, the Company issued 58,766 common shares upon the partial conversion of the Note referred to in Note 5.

d.

On July 1, 2010, the Company issued 500,000 common shares with a fair value of $36,000 for services received.

e.

On September 22, 2010, the Company issued 170,358 common shares upon the partial conversion of the Note referred to in Note 5.

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

Fair Value Measurements (continued)

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

8.

Derivative Liability

ASC 815-15lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s $50,000 note described in Note 5 contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the nine months ended September 30, 2010:

Derivative Liabilities at December 31, 2009	$ –
Addition of new derivative liabilities	81,995
Change in fair value of embedded conversion option	(48,771)
Derivative Liabilities at September 30, 2010	$ 33,224

The following table summarizes the loss on derivatives for the nine months ended September 30, 2010:

Fair value of derivative liabilities in excess of note proceeds received	$ 36,573
Change in fair value of derivative liabilities at September 30, 2010	(7,925)
Loss on derivative liabilities	$ 28,648

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $13,192 and a working capital deficiency of $820,138.  As of September 30, 2010 our accumulated deficit was $7,035,202.  For the nine months ended September 30, 2010 our net loss was $547,409 compared to $761,393 during the same period in 2009.  This decrease was due mostly to lower consulting and management fees.

Our loss was funded by proceeds from shareholder loans.  During the nine months ended September 30, 2010, we raised in net proceeds $197,500 through financing activities and our cash position increased by $12,376.

We used net cash of $175,260 in operating activities for the nine months ended September 30, 2010 compared to net cash of $170,447 in operating activities for the same period in 2009.  We did not use any money in investing activities for the nine months ended September 30, 2010 nor did we use any money for investing activities during the same period in 2009.  The effect of exchange rates on cash was an increase in cash of $284 for the nine months ended September 30, 2010 compared to an increase of $366 during nine months ended September 30, 2009.

During the nine months ended September 30, 2010 our monthly cash requirement was approximately $20,623, compared to approximately $18,939 for the same period in 2009.  We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning December 2010 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at September 30, 2010, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

We intend to raise funds to meet our cash requirements (approximately $26,572,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  At this time we do not have any commitments from any broker-dealer to provide us with financing.  There is no guarantee that we will be successful in raising any capital.  There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.  If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and from inception to September 30, 2010.

Limited Revenues

Since our inception on December 14, 2004 to September 30, 2010, we have earned limited revenue of $5,164.  As of September 30, 2010, we have an accumulated deficit of $7,035,202 and we did not earn any revenues during the three months ending on September 30, 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $220,595 for the three months ended September 30, 2010, compared to a net loss of $320,200 for the same period in 2009.  This decrease in net loss is mostly due to lower consulting and management fees and research and development expenses.  From inception on December 14, 2004 to September 30, 2010, we have incurred a net loss of $7,035,202.  Our basic and diluted loss per share was $0.01 for the three months ended September 30, 2010, $0.03 for the same period in 2009.

Expenses

Our total operating expenses decreased from $319,536 to $175,857 for the three months ended September 30, 2010 compared to the same period in 2009.  This decrease in expenses is mostly due to lower consulting and management fees.  Since our inception on December 14, 2004 to September 30, 2010, we have incurred total operating expenses of $7,064,008.

Our consulting and management fees decreased $202,500 from $238,500 to $36,000 for the three months ended September 30, 2010 compared to the same period in 2009.  This decrease was largely due to lower payments made to our consultants.  Since our inception on December 14, 2004 until September 30, 2010 we have spent $5,327,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased $69,180 from $27,717 to $96,897 for the three months ended September 30, 2010 compared to the same period in 2009.  Since our inception on December 14, 2004 until September 30, 2010 we have spent $547,960 on general and administrative expenses.

We did not incur any research and development expenses for the three months ended September 30, 2010 compared to $1,045 spent on research and development during the three months ended September 30, 2009.  Since our inception on December 14, 2004 until September 30, 2010 we have spent $266,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $9,314 to $5,460 for the three months ended September 30, 2010 from $14,774 for the same period in 2009, mainly due to slightly decreased legal and auditing services provided in the three month periods ended September 30, 2010.

Results of Operations for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Limited Revenues

We did not earn any revenues during the nine months ending on September 30, 2010, nor did we earn any revenues in the same period in 2009.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $547,409 for the nine months ended September 30, 2010, compared to a net loss of $761,393 for the same period in 2009.  This decrease in net loss is mostly due to lower consulting and management fees.  Our basic and diluted loss per share was $0.04 for the nine months ended September 30, 2010, and $0.07 for the same period in 2009.

Expenses

Our total operating expenses decreased from $759,191 to $464,308 for the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease in expenses is mostly due to lower consulting and management fees.  Since our inception on December 14, 2004 to September 30, 2010, we have incurred total operating expenses of $7,064,008.

Our consulting and management fees decreased $306,187 from $492,187 to $186,000 for the nine months ended September 30, 2010 compared to the same period in 2009.  This decrease was largely due to lower payments made to our consultants.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased $40,682 from $82,991 to $123,673 for the nine months ended September 30, 2010 compared to the same period in 2009.

We spent $1,500 on research and development expenses for the nine months ended September 30, 2010 compared to $15,383 spent on research and development during the nine months ended September 30, 2009.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $15,495 to $40,635 for the nine months ended September 30, 2010 from $56,130 for the same period in 2009, mainly due to decreased legal and auditing services provided in the nine month period ended September 30, 2010.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures.

Not applicable

ITEM 4T.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2010 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on April 12, 2010, and amended on July 6, 2010, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of November 10, 2010 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

On August 9, 2010, we issued 43,580 shares of common stock upon the partial conversion of a convertible note.

On August 16, 2010, we issued 58,766 shares of common stock upon the partial conversion of convertible note.

On July 1, 2010, we issued 500,000 shares of common stock with a fair value of $100,000 for services.

On September 22, 2010, we issued 170,358 shares of common stock upon the partial conversion of convertible note.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: November 15, 2010	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: November 15, 2010	/s/ Ronald Foster
Ronald Foster
Chief Financial Officer, Director, Principal Accounting Officer