Form 10-Q/A
period 2010-09-30
ENERGY QUEST, INC.
filed 2010-11-18
CIK 1096550

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 which the Registrant previously filed with the Securities and Exchange Commission on November 16, 2010 (the “Original Filing”).  The Registrant is filing this Amendment to correct an error on the cover page of the Original Filing.  The error related to the Registrant’s status as a shell company (as defined in Rule 12b-2 of the Exchange Act).  The box should have been checked to indicate that the Registrant is not a shell company and has been corrected to reflect this in the Amendment.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.  Other events occurring after the filing of the Form 10-Q/A or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of this Form 10-Q/A.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: November 17, 2010	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: November 17, 2010	/s/ Ronald Foster
Ronald Foster
Chief Financial Officer, Director, Principal Accounting Officer