Form 10-K
period 2010-12-30
ENERGY QUEST, INC.
filed 2011-03-30
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “ accelerated filer and large accelerated filer ” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer   ☐    Non-accelerated filer    ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes   ☐   No  ☒

As of September 30, 2010, which was the last business day of the registrant’ s most recent third fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $1,466,189.14 based on the closing sale price of $0.13 per share on that date.

Number of common shares outstanding at March 20, 2011:  17,085,604

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

Overview

We were incorporated as a Nevada company on June 20, 1997. We changed our corporate name to Energy Quest Inc. on May 31, 2007. We are a development stage company in the development and production of hydrogen-enriched alternative fuels in an environmentally responsible manner. We plan to employ gasification technologies and catalytic conversion processes to produce clean fuels. We design, build, lease and in some cases operate the following gasification technologies with broad potential application within the energy field:

·

Pyrolysis Steam Reformer (“PyStR™” ), which utilizes steam for reforming of coal and other carbonaceous feedstocks, and separates hydrogen and carbon dioxide into separate streams;

·

M2 Fluidized Bed Gas Generator (“M2”), an air blown fluid bed gasifier which converts waste solid fuel sources into gaseous form; and

·

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

Development

On August 3, 2009, we signed a Joint Venture Agreement with Crude Oil Petroleum Services Corporation to form a new company known as EnviroTec Services in the Province of Alberta, Canada. The new company will focus on the business of oil remediation consisting of sand, slop oil, sludge and tank cleaning. The agreement will continue for a period of 20 years and each party will contribute services on a 50:50 basis and share revenues accordingly. As of March 20, 2011, no transactions have taken place.

Our Products and Services

Pyrolysis Steam Reformer (“PyStR ™”)

In 2005, through our wholly owned subsidiary Syngas Energy, we acquired world-wide exclusive licenses to develop, produce and market PyStR ™, a low cost proprietary hydrogen production technology. On June 7, 2007, we completed carbon dioxide sequestration technology, a component of our PyStR™ technology. In March 2008 our Board of Directors approved the construction of a portable PyStR™ Hydrogen unit for demonstration to the petroleum industry in Alberta.

We obtained the exclusive rights to a new, innovative hydrogen generation technology referred to as the PyStR™ (Py rolitic St eam Re forming) process. This process can directly produce high purity hydrogen from biomass and other carbonaceous feed-stocks such as oil sands, coal and petroleum coke. The PyStR™ technology involves the simultaneous pyrolysis and steam reforming of virtually any carbon-based material. Its products include separate high purity streams of hydrogen, carbon dioxide and nitrogen produced in a relatively low cost stainless steel or refractory lined vessel.

The PyStR ™ technology is an inexpensive and simple method of reforming hydrocarbons (carbonaceous materials) and calcining lime to chemically separate hydrogen and carbon dioxide into two separate streams. It converts common cheap ingredients (coal or wood, air, water) into near pure streams of hydrogen (H 2), carbon dioxide (CO 2) and nitrogen (N 2). It produces no flue gas.

We have agreed to begin construction on a demonstration sized installation of the PyStR™ technology no later than February 14, 2008. We have met this obligation and we are in the process of constructing a portable PyStR™ Hydrogen unit for demonstration. We plan to complete it at the end of 2008. We are also obligated to sell at least one commercial installation using the PyStR™ technology by the end of 2010.

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

Butanol

We plan to use our PyStR™ and catalytic process to produce butanol from carbon based feed stocks. Butanol is a 4-carbon alcohol that is presently made through a fermentation process in the same manner as ethanol using mostly grains and corn.

Advantages of butanol are as follows:

·

Energy density is only 10% below gasoline;

·

Octane rating is 25% higher than gasoline;

·

Butanol does not eat away at plastic or rubber engine parts (like ethanol/methanol);

·

Butanol can be pumped, stored, or transported in same equipment as gasoline;

·

Any percentage gas plus butanol (10 to 100%) will run in today's cars;

·

No modifications are required unlike ethanol fuelled cars;

·

Butanol does not absorb water like ethanol or methanol; and

·

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

We are focusing our efforts in getting the PyStR ™ and M2 technologies to market. We completed prototypes of the PyStR ™ hydrogen production process and the M2 fluidized bed gasification process. In April 2007 we began to commercialize the PyStR ™ and M2 technologies.

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

Manufacturing Agreement with I-Coda

On July 24, 2007 we entered into a manufacturing agreement with I-Coda Group, of Edmonton, Alberta, for the manufacture of units using our PyStR ™ and M2 gasification technologies. Pursuant to the agreement, I-Coda has agreed to manufacture and package both the PyStR ™ and M2 gasification units, for which we will pay the cost of manufacturing the units plus 15% and all taxes. The parties have agreed to jointly develop commercial units using the PyStR ™ technology for use in emerging markets around the world. The agreement prohibits I-Coda from manufacturing products that will compete with the gasification units and allows us to retain all intellectual property relating to the design of the units. Any intellectual property developed jointly by the parties pursuant to the agreement will be our exclusive property. The term of the agreement is one year and will be renewed annually unless terminated by either party on two months notice. I-Coda has ceased to be an operating company, therefore the company has terminated this agreement as at December 31, 2010.

Modular Bio-energy Units

On September 13, 2007 we completed the research and development of our small Modular Bio-energy units: Model FS324 and M2-3 Gasifier. By using our PyStR ™ and M2 gasification technologies, these units can convert waste biomass or coal to electricity and heat.

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

Marketing

We are a new company and we have little market presence at this time.  So far, we have only three customers and partners, Poly-Pacific International, Re-Gen International and Beaufort Energy.  We intend to supplement this with attendance at several trade shows in North America each year and with advertisements in magazines.

We plan to market our gasification unit by means of demonstrating a portable mobile gasification unit which will showcase the gasifier to generating power from a variety of feedstock such as wood waste, bio-mass, coal, petroleum coke, lignite and in addition a second trailer featuring the PyStR ™ process combined with the gasifier generating hydrogen and oxygen from any available carbon source such as coal, wood waste, lignite and petroleum coke.

We plan on hiring consultants to contact companies with waste facilities, such as lumber waste and municipal waste.  We believe that our PyStR ™ technology is suitable for companies in the oil and gas business and in the ammonia business.  We plan on targeting such companies through sales consultants that we will hire.  Our marketing plan includes attending several oil and gas, and alternative energy trade shows during the next year.  We also plan to attend several trade conferences in this year.

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

Energy Products of Idaho, USA General Electric, USA	· we are less expensive by half
General Electric, USA	· General Electric holds very large complex systems only
FERCO (Battelle), U.S.A	· Unlike FERCO, we offer our incinerator units for sale or lease. · We also enter into joint venture agreements for the use of our technology
Lurgi, Germany	· Unlike Lurgi ’ s, our units have a small footprint and can be skid mounted and portable
Foster-Wheeler (Outokumpu), Finland	· Our units are adaptable to downstream changing requirements

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

Research and Development

On September 13, 2007 we completed the research and development of our small Modular Bio-energy units: Model FS324 and M2-3 Gasifier. Since our inception, we have spent approximately $266,494 on research and development.

We anticipate that we will spend $2,500,000 on research and development over the next twelve months to upgrade our PyStR ™ technology, including upgrading a prototype. If we are successful in acquiring other technologies, we may increase our research and development budget.

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

We plan to file patents on several technologies, including the PyStR ™ process and the M2 Fluidized Bed Gas Generator over next 12 months, but we have not filed for any protection of our intellectual properties.

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

Employees and Consultants

As of March 20, 2011, we have three full time employees, in addition to employing Wilfred Ouellette, our President, CEO, and Ronald Foster our CFO, Secretary and Treasurer and David Doherty our President of International Finance and Trade. We entered into an employment agreement with Mr. Ouellette dated April 17, 2007, for the position of Chief Executive Officer, for a period of 60 months at a base salary of $150,000 per year. On July 1, 2008 we engaged Mr. Ronald Foster as Secretary and Treasurer for services to be invoiced to the company. On January 31, 2010 we entered into an executive employment agreement with Ronald Foster for the position of Chief Financial Officer, for a period of 60 months at a base salary of $150,000 per year. The agreement expires January 20, 2015. We also entered an agreement with David Doherty to service as Vice President of International Finance and Trade. The Company agreed to pay Mr. Doherty $100,000 annual salary payable in common share at $0.20 per share. The agreement provides services for one year beginning August 1st, 2010.

In addition to the employees mentioned above, we also engage people as outside contractors and consultants for marketing, business development, investor relations, bookkeeping, legal, accounting, website development and audit functions.

Any increase in the number of employees or consultants may significantly increase our monthly expenses. To facilitate our growth we anticipate hiring more independent sales and marketing consultants. We currently engage people as outside contractors and consultants for bookkeeping, legal, accounting, consulting, marketing and audit functions.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at Suite 169, 850 South Boulder Highway, Henderson, Nevada, 89015-7564.

We also have offices at 103 Firetower Road, Leesburg, Georgia 31763-3755

Item 3. Legal Proceedings

As of March 20, 2011, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
October 1, 2010 – December 31, 2010	$0.225	$0.04
July 1, 2010 – September 30, 2010	$0.30	$0.11
April 1, 2010 – June 30, 2010	$0.155	$0.08
January 1, 2010 – March 31, 2010	$0.24	$0.087
October 1, 2009 – December 31, 2009	$0.25	$0.09
July 1, 2009 – September 30, 2009	$0.51	$0.08
April 1, 2009 – June 30, 2009	$0.60	$0.15
January 1, 2009 – March 31, 2009	$0.25	$0.08

Holders

As of March 20, 2011, there were 742 holders of record of our common stock.

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

According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants. According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock. As of December 31, 2010, 1,000,000 shares were issued under the 2008 Stock Compensation Plan.

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

Results of Operations

Limited Revenues

Since our inception on December 14, 2004 to December 31, 2010, we had earned limited revenues of $5,164. During the fiscal year ended December 31, 2010 we did not generate any revenues. As of December 31, 2010, we had an accumulated deficit of $9,897,624. At this time, our ability to generate any significant revenues continues to be uncertain. There is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $9,897,624 since December 14, 2004 (date of inception) to December 31, 2010. Our net loss increased from $912,751 for the fiscal year ended December 31, 2009 to $3,409,831 for the fiscal year ended December 31, 2010, an increase of $2,497,080. For the fiscal year ended December 31, 2010, our net loss per share was $0.27, compared to net loss of $0.08 per share for the same period in 2009.

Expenses

Our total expenses from December 14, 2004 (date of inception) to December 31, 2010 were $9,830,402 and consisted of $5,441,394 in consulting and management fees, $523,500 in general and administrative fees, $488,271 in professional fees, $266,494 in research and development, $398,077 in depreciation, $2,632,666 on impairment of intangible assets and $80,000 in other. Total expenses increased $2,016,525 to $3,230,702 for the fiscal year ended December 31, 2010 from $1,214,177 for the same period in 2009.

Our consulting and management fees decreased $386,497 to $300,000 for the fiscal year ended December 31, 2010 from $686,497 for the same period in 2009 mostly due to a decrease in the amount of consulting services we required. Our consulting and management fees consisted mainly of amounts paid to our senior officers and fees paid to our other consultants.

Our general and administrative expenses increased by $3,461 from $95,752 for the fiscal year ended December 31, 2009 to $99,213 for the same period ended December 31, 2010. The increase in general and administrative expenses was mainly due to an increase in our day to day operating activities. Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees decreased by $15,722, to $47,323 for the fiscal year ended December 31, 2010 from $63,045 for the same period in 2009. The decrease in professional fees was mostly due to less legal and auditing services provided during the fiscal year just ended as opposed to the fiscal year ended in 2009. Our professional fees consisted primarily of legal, accounting and auditing fees.

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months. As of December 31, 2010, our current assets totaled $19,495, which was comprised of cash, deferred financing cost and a note receivable. As of December 31, 2010 we had a working capital deficit of $923,585.

Our net loss of $9,897,624 from December 14, 2004 (date of inception) to December 31, 2010 was mostly funded by our equity financing. We expect to incur substantial losses over the next two years. During the fiscal year ended December 31, 2010 our cash position increased by $7,430.

During the fiscal year ended December 31, 2010, we received net cash of $244,500 from financing activities compared to $196,249 for the same period in 2009. We used net cash of $222,386 in operating activities compared to $196,591 for the same period in 2009. We used net cash of $10,000 in investing activities compared to $nil for the same period in 2009.

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

☐

License our integrated gasification technologies to third parties in North American, European and global markets;

☐

Continually improve our gasification technologies and commercializing our technologies;

☐

Expand our technology base by acquiring complementary technologies to our PyStR ™ and other technologies through purchasing or licensing arrangements;

☐

Complete potential deals regarding joint ventures for energy production facilities;

☐

File patents on several technologies, including the PyStR ™ process, the M2 Fluidized Bed Gas Generator and seek accredited valuations for these intellectual properties in a variety of markets including the U.S., Germany and Canada; and

☐

Create additional service lines to complement current operations.

We believe that we need approximately an additional $26,585,000 to meet our capital requirements over the next 12 months (beginning April 2011) for the following estimated expenses:

Description	Estimated Expense
Marketing our gasification technologies	$200,000
Continued improvement of our PyStR ™ and other technologies	$1,200,000
Further commercializing our gasification technologies	$400,000
Manufacturing of Modular Bio-energy units	$400,000
Payment of accounts payable and accrued liabilities	$250,000
General and administrative expenses	$500,000
Professional fees	$100,000
Consulting fees	$200,000
Investor relations expenses	$100,000
Patent application costs (including legal fees)	$100,000
Heavy Oil Upgrader Plant	$23,135,000
Total	$26,585,000

Of the $26,585,000, we had $8,246 in cash and cash equivalents as of December 31, 2010. We intend to meet the balance of our cash requirements for the next 12 months from external sources, through a combination of debt financing and equity financing through private placements.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We consider the following accounting policies to be both those important to the portrayal of our financial condition and that require the subjective judgment:

Intangible Asset

In May of 2008, we issued 2,000,000 shares of stock valued at $1.50 per share to a third party for the purchase of various technologies and patents with a total estimated fair market value of $3,000,000 based on the market price of the consideration given. The patents relate to an integrated gasification production system. This patent and technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. Amortization has been estimated on the economic useful life or expected legal life of the patent estimated to be 20 years. At December 31, 2010, the carrying cost of $2,601,923 was recorded as an impairment of intangible asset as a result of delays in construction of the plant due to lack of funding.

On December 24, 2004, we purchased an integrated gasification production system from our CEO. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology. We purchased the asset by issuing 10,000,000 (500,000 post reverse stock-split) shares of our common stock and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2007, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. By December 31, 2008, the 500,000 common shares were released from escrow. At December 31, 2010, the carrying cost of $30,743 was recorded as an impairment of intangible asset as a result of delays in construction of the plant due to lack of funding and the fact that we have not sold any licenses during 2010.

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

On January 22, 2008 our Board of Directors approved the 2008 Stock Compensation Plan and the 2008 Non-Qualified Stock Option Plan. According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants. According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock. As of March 20, 2011, no securities were issued under the two plans.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Energy Quest Inc.

(A Development Stage Company)

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors

Energy Quest, Inc.

(A Development Stage Company)

Henderson, Nevada

We have audited the accompanying balance sheets of Energy Quest Inc (A Development Stage Company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and for the period from December 14, 2004 (inception) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from December 14, 2004 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated significant revenue and has a working capital deficit. These conditions raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 23, 2011

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets

Current Assets

Cash	$ 8,246	$ 816
Deferred financing cost	2,593	–
Note receivable – related party	8,656	–

Total Current Assets	19,495	816

Intangible Assets, net	–	2,781,224

Total Assets	19,495	2,782,040

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities

Accounts payable and accrued liabilities	35,871	36,294
Amounts due to related parties	713,055	516,881
Notes payable – related parties	86,002	35,298
Convertible notes, net of discount of $43,223	10,777	–
Derivative liabilities	97,375	–

Total Liabilities	943,080	588,473

Stockholders' Equity (Deficit)

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 17,135,604 shares (2009 – 13,818,294 shares)	17,136	13,818

Additional Paid-in Capital	8,956,903	8,663,596

Accumulated Other Comprehensive Income	–	3,946

Deficit Accumulated During the Development Stage	(9,897,624)	(6,487,793)

Total Stockholders’ Equity (Deficit)	(923,585)	2,193,567

Total Liabilities and Stockholders’ Equity (Deficit)	$ 19,495	$ 2,782,040

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Period from December 14, 2004 (Date of Inception) to December 31, 2010
Revenue	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	300,000	686,497	5,441,394
General and administrative	99,213	95,752	523,500
Professional fees	47,323	63,045	488,271
Research and development	1,500	218,883	266,494
Depreciation and depletion	150,000	150,000	398,077
Impairment of intangible assets	2,632,666	–	2,632,666
Loss on theft of cash	–	–	80,000

	3,230,702	1,214,177	9,830,402

Loss from operations:	(3230,702)	(1,214,177)	(9,825,238)

Interest expense	(67,129)	(2,751)	(76,467)
Gain on settlement of former shareholder advances	–	304,177	310,003
Loss on derivative financial instruments	(112,000)	–	(112,000)
Loss on write-off of loan receivable	–	–	(193,922)

Net loss	(3,409,831)	(912,751)	(9,897,624)

Other comprehensive income

Foreign currency translation adjustment	(3,946)	3,824	–

Total Comprehensive Loss	$ (3,413,777)	$ (908,927)	$ (9,897,624)

Net Loss Per Share – Basic and Diluted	$ (0.27)	$ (0.08)

Weighted Average Shares Outstanding – Basic and Diluted	12,816,645	11,305,000

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009	Accumulated from December 14, 2004 (Date of Inception) to December 31, 2010

Cash Flows Used In Operating Activities
Net loss	$ (3,409,831)	$ (912,751)	$ (9,897,624)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	56,777	–	56,777
Shares issued for services	36,000	568,250	4,607,306
Loss on shares issued for amounts due related parties	–	15,976	15,976
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	–	–	193,922
Loss on derivative instruments	112,000	–	112,000
Impairment of intangible assets	2,632,666	–	2,632,666
Amortization of intangible assets	150,000	150,000	398,077
Gain on settlement of former shareholder advances	–	(304,177)	(310,003)
Amortization of deferred financing cost	2,907	–	2,907

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	921	(2,747)	23,406
Due to related parties	196,174	288,858	1,027,475

Net Cash Used in Operating Activities	(222,386)	(196,591)	(1,057,115)

Investing Activities
Payment of note receivable – related party	(10,000)	–	(203,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Used In Investing Activities	(10,000)	–	(308,357)

Financing Activities
Proceeds from issuance of common stock	100,000	190,163	744,307
Payment of deferred financing cost	(5,500)	–	(5,500)
Proceeds from convertible note	100,000	–	100,000
Proceeds from notes payable	50,000	12,894	568,214
Re-payment of note payable	–	(6,808)	(28,005)

Net Cash Provided By Financing Activities	244,500	196,249	1,379,016

Effect of Exchange Rate Changes on Cash	(4,684)	366	(5,298)

Increase in Cash and Cash Equivalents	7,430	24	8,246

Cash and Cash Equivalents, beginning	816	792	–

Cash and Cash Equivalents, end	$ 8,246	$ 816	$ 8,246

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	344,488	360,954

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Balance – December 14, 2004 (Date of Inception)	–	$ –	$ –	$ –	$ –	$ –	$ –

Issue of common stock for cash	1,000,000	407	–	–	–	–	407

Issue of common stock for intangible asset	500,000	204	–	–	–	–	204

Net loss for the period	–	–	–	–	–	(10,015)	(10,015)

Balance – December 31, 2004	1,500,000	611	–	–	–	(10,015)	(9,404)

Issue of common stock for cash	2,375	19,337	–	–	–	–	19,337

	1,502,375	19,948	–	–	–	(10,015)	9,933

Adjustment to number of shares issued and outstanding as a result of the reverse takeover transaction:

- Add issued and outstanding stock of Energy Quest Inc. at time of reverse acquisition	321,128	321	6,102	–	–	(66,839)	(60,416)
- Deduct issued and outstanding stock of Energy Quest Inc.	(1,502,375)	(19,948)	–	–	–	19,948	–

Issue of common stock on acquisition of Energy Quest Inc.	1,502,375	1,502	28,545	–	–	(30,047)	–

Issue of common stock for cash on exercise of stock options	13,000	13	77,987	–	–	–	78,000

Stock-based compensation	–	–	339,762	–	–	–	339,762

Issue of common stock for services	51,250	51	609,949	–	–	–	610,000

Foreign currency translation adjustment	–	–	–	(1,019)	–	–	(1,019)

Net loss for the year	–	–	–	–	–	(1,095,384)	(1,095,384)

Balance – December 31, 2005	1,887,753	$ 1,887	$ 1,062,345	$ (1,019)	$ –	$ (1,182,337)	$ (119,124)

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Balance – December 31, 2005	1,887,753	$ 1,887	$ 1,062,345	$ (1,019)	$ –	$ (1,182,337)	$ (119,124)

Issue of common stock for cash on exercise of stock options	28,767	29	201,371	–	–	–	201,400

Stock-based compensation	–	–	654,801	–	–	–	654,801

Issue of common stock for services	75,998	76	685,428	–	–	–	685,504

Foreign currency translation adjustment	–	–	–	(78)	–	–	(78)

Net loss for the year	–	–	–	–	–	(1,695,703)	(1,695,703)

Balance – December 31, 2006	1,992,518	1,992	2,603,945	(1,097)	–	(2,878,040)	(273,200)

Issue of common stock for cash	15,000	15	29,985	–	–	–	30,000

Issue of common stock for subscription receivable	57,500	58	60,442	–	(60,500)	–	–

Issue of common stock for services	500,500	501	1,282,550	–	–	–	1,283,051

Issue of common stock to round-up fractional shares due to reverse stock-split	31	–	–	–	–	–	–

Foreign currency translation adjustment	–	–	–	992	–	–	992

Net loss for the year	–	–	–	–	–	(1,709,078)	(1,709,078)

Balance – December 31, 2007	2,565,549	$ 2,566	$ 3,976,922	$ (105)	$ (60,500)	$ (4,587,118)	$ (668,235)

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Balance – December 31, 2007	2,565,549	$ 2,566	$ 3,976,922	$ (105)	$ (60,500)	$ (4,587,118)	$ (668,235)

Issue of common stock for cash	125,000	125	124,875	–	–	–	125,000

Issue of common stock for stock payable	107,700	108	161,442	–	–	–	161,550

Issue of common stock for patents	2,000,000	2,000	2,998,000	–	–	–	3,000,000

Issue of share-based compensation	1,750,000	1,806	319,943	–	–	–	321,749

Issue of common stock for expenses	25,000	25	31,225	–	–	–	31,250

Fair value of consulting services	–	(57)	(60,443)	–	60,500	–	–

Foreign currency translation adjustment	–	–	–	227	–	–	227

Net loss for the year	–	–	–	–	–	(987,924)	(987,924)

Balance – December 31, 2008	6,573,249	6,573	7,551,964	122	–	(5,575,042)	1,983,617

Issue of common stock for cash	2,063,024	2,063	204,566	–	–	–	206,629

Issue of common stock for debt	2,982,021	2,982	325,040	–	–	–	328,022

Issue of common stock for services	2,200,000	2,200	582,026	–	–	–	584,226

Foreign currency translation adjustment	–	–	–	3,824	–	–	3,824

Net loss for the year	–	–	–	–	–	(912,751)	(912,751)

Balance – December 31, 2009	13,818,294	13,818	8,663,596	3,946	–	(6,487,793)	2,193,567

Issue of common stock for cash	2,000,000	2,000	98,000	–	–	–	100,000

Issue of common stock for services	500,000	500	35,500	–	–	–	36,000

Issue of common stock upon conversion of convertible note	817,310	818	45,182	–	–	–	46,000

Settlement of derivative liability through conversion	–	–	114,625	–	–	–	114,625

Foreign currency translation adjustment	–	–	–	(3,946)	–	–	(3,946)

Net loss for the year	–	–	–	–	–	(3,409,831)	(3,409,831)

Balance – December 31, 2010	17,135,604	$ 17,136	$ 8,956,903	$ –	$ –	$ (9,897,624)	$ (923,585)

Energy Quest Inc.

(A Development Stage Company)

Notes to the Consolidated Statements

1.

Nature of Operations

Energy Quest, Inc. (the “Company”) is principally in a business involving an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity. Energy Quest intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. Energy Quest is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

2.

Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to December 31, 2010, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

3.

Summary of Significant Policies

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

d)

Intangible Assets

Intangible assets consist of patents related to integrated gasification production systems and techniques. This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The technology is amortized over the life of the patent using the straight-line method. Patents and other intangible assets are evaluated for impairment annually or when events or changes in circumstances indicate that there may be impairment. For the years ended December 31, 2010 and 2009, the Company recognized an impairment loss of $2,632,666 and nil, respectively.

An impairment change was recorded due to delays in construction of the plant that will be using the Company’s gasification technologies and the fact that we have not sold any licenses during 2010. The delays are due to lack of funding.

e)

Long-lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. For each of the years ended December 31, 2010 and 2009, the Company did not recognize an impairment loss.

f)

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

g)

Advertising Costs

The Company’s accounting policy regarding advertising is to expense advertising to general and administrative expense as incurred. Advertising expenses were approximately $4,000 and $16,000 for the years ended December 31, 2010 and 2009, respectively.

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

i)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars and management has adopted ASC 740 Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has never entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

j)

Fair Value of Financial Instruments

Our financial instruments consist principally of cash, note receivable, accounts payable, amounts due to related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

k)

Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. In 2009, the Company’s only component of comprehensive loss was foreign currency translation adjustments. At December 31, 2010, the Company recorded an impairment of the intangible asset, and as a result, there are no further assets remaining in the subsidiary. Accordingly, the balance of accumulated other comprehensive income was charged to operations.

l)

Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

m)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.

Intangible Assets

a)

On December 24, 2004, the Company purchased an integrated gasification production system from the CEO of the Company. The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity. The Company intends to further develop the technology to make it commercially viable and intends to then sell or license the technology. The Company purchased the asset by issuing 10,000,000 (500,000 post reverse stock split) common shares of the Company and a $25,000 payment. If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it had the option, until June 30, 2007, of cancelling the 500,000 shares issued and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit. During the year ended December 31, 2007, the 500,000 common shares were released from escrow. At December 31, 2010, the carrying cost of $30,743 was recorded as an impairment of intangible asset as a result of delays in construction of the plant due to lack of funding.

b)

On May 5, 2008, the Company issued 2,000,000 shares of common stock with a fair value of $3,000,000 for a one-time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008. The shares were valued on the closing date of the agreement. Amortization was being recognized over the expected legal useful life of 20 years, and amortization expense for each of the years ended December 31, 2010 and 2009 was $150,000. At December 31, 2010, the carrying cost of $2,601,923 was recorded as an impairment of intangible asset as a result of delays in construction of the plant due to lack of funding.

5.

Related Party Transactions

The following details note receivable from related party at December 31, 2010:

During the year ended December 31, 2010, the Company loaned a director $10,000 (2009 - $Nil) pursuant to a note receivable. The note earns interest at 6% per annum and was due on September 15, 2010 or upon demand by the Company. The outstanding balance of the note, including accrued interest of $299, was $8,656 as of December 31, 2010.

The following details amounts due to related parties at December 31, 2010:

a)

During the year ended December 31, 2010, the Company recorded $150,000 (2009 - $150,000) for management services provided by the President of the Company. At December 31, 2010, $478,231 (December 31, 2009 - $363,964) is included in due to related parties.

b)

During the year ended December 31, 2010, the Company recorded $150,000 (2009 - $150,000) for management services provided by the Secretary of the Company. At December 31, 2010, $227,084 (December 31, 2009 - $152,917) is included in due to related parties.

The following details Notes payable – related parties:

c)

During the year ended December 31, 2010, the Company received an advance of $Nil (2009 - $14,298) from a related party consultant. At December 31, 2010, this amount is included in notes payable – related parties, and the related accrued interest of $1,618 (2009 - $684) is included in amounts due to related parties.

d)

On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At December 31, 2010, accrued interest of $3,977 (2009 - $2,717) is included in amounts due to related parties.

e)

On April 14, 2010, the Company received $50,000 from the Secretary of the Company in exchange for a promissory note payable. The note bears interest at 6% per annum and is due on March 31, 2011. The Company has secured the note with 1,000,000 shares of common stock to be issued upon default. At December 31, 2010, accrued interest of $2,145 (2009 - $Nil) is included in amounts due to related parties.

6.

Advances from Former Shareholders

On November 10, 2009, the President of the Company entered into a debt settlement agreement with a certain former shareholder of the Company to settle $288,858 of debt. Under the agreement, the former shareholder agreed to release the debt in return for a certain licence agreement. This amount has been recorded as gain on debt settlement.

7.

Convertible Debt

a)

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance of $81,995 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $31,995. The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $50,000.

During the year ended December 31, 2010, $46,000 was converted into 817,310 common shares, and the carrying values of the convertible note and accrued convertible interest payable thereon were $4,000 and $3,001, respectively. The remaining balance of $4,000 was converted into 241,935 common shares on January 18, 2011.

The following table summarize the change in convertible debt for the year ended December 31, 2010:

Proceeds from convertible debt	$ 50,000
Discount	(50,000)
Converted into 817,310 shares of common stock during year	(46,000)
Accretion of debt discount	50,000
Carrying value at December 31, 2010	$ 4,000

For the year ended December 31, 2010, the Company recorded $50,000 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010. As of December 31, 2010, the Company recorded $2,500 on amortization of the deferred financing cost.

b)

On November 24, 2010, the Company borrowed $50,000 from a private investor and issued a callable convertible note with an 8% interest rate, 22% interest rate upon default and a maturity of nine months. The Company paid a finders’ fee of $3,000. The note is convertible into common shares at 55% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 10 below). This fair value of the derivative liability at issuance of $71,911 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $21,911. The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $50,000.

As at December 31, 2010, the carrying values of the convertible note and accrued convertible interest payable thereon were $6,777 and $406, respectively.

The following table summarize the change in convertible debt for the year ended December 31, 2010:

Proceeds from convertible debt	$ 50,000
Discount	(50,000)
Accretion of debt discount	6,777
Carrying value at December 31, 2010	$ 6,777

For the year ended December 31, 2010, the Company recorded $6,777 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $3,000 on November 24, 2010. As of December 31, 2010, the Company recorded $593 on amortization of deferred financing cost.

8.

Equity

a)

During the year ended December 31, 2010, the Company issued 817,310 shares of common stock upon the partial conversion of the Note referred to in Note 7 (a).

b)

On September 1, 2010, the Company issued 500,000 shares of common stock with a fair value of $36,000 for services received.

c)

On June 5, 2010, the Company issued 2,000,000 shares of common stock pursuant to a private placement at $0.05 per share for cash proceeds of $100,000.

d)

On November 10, 2009, the Company issued 1,000,000 shares of common stock with a fair value of $200,000 for services received.

e)

On August 14, 2009, the Company issued 1,000,000 shares of common stock with a fair value of $200,000 for services received.

f)

On July 10, 2009, the Company issued 100,000 shares of common stock pursuant to a private placement. The Company received $0.10 per share of common stock for total proceeds of $10,000.

g)

On June 30, 2009, the Company issued 50,000 shares of common stock with a fair value of $10,000 for services received.

h)

On June 11, 2009, the Company issued 163,024 shares of common stock with a fair value of $32,605 for settlement of amounts due a related party. Since the fair value of the shares issued was more than the amounts due to related party, the Company recognized a loss on the shares issued for amounts due a related party for $15,976.

i)

On May 28, 2009, the Company issued 150,000 shares of common stock with a fair value of $37,500 for services received.

j)

On May 4, 2009, the Company issued 1,800,000 shares of common stock pursuant to a private placement. The Company received $0.10 per share of common stock for total proceeds of $180,000.

k)

On January 26, 2009, the Company issued 2,982,021 shares of common stock with a fair value of $328,022 for settlement of amounts due a related party pursuant to an agreement with the related party to issue shares in exchange for $241,120 debt owed by the Company due to the debt assignment agreement and an aggregate of $86,902 that the Company owed to related party.

l)

During the year ended December 31, 2009, the company recognized $120,750 of expenses related to services provided through June 30, 2009 under a share-based compensation arrangement.

9.

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

Pursuant to ASC 825, the fair value of the cash equivalent is determined based on “Level 1” inputs, which consists of quoted prices in active markets for identical assets. Convertible notes payable are valued based on “Level 2” inputs, consisting of quoted prices in less active markets. The Company believes that the recorded values of all of the other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2010 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, December 31, 2010 $

Cash and cash equivalents	8,246	–	–	8,246
Derivative liabilities	–	–	(97,375)	(97,375)

	8,248	–	(97,375)	(89,129)

The fair values of other financial instruments, which include amounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to the relatively short-term maturity of these instruments.

10.

Derivative Liability

ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s two $50,000 notes described in Note 7 contain a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities for the year ended December 31, 2010:

Derivative Liabilities at December 31, 2009	$ –
Addition of new derivative liabilities	153,906
Change in fair value of embedded conversion option	(56,531)
Derivative Liabilities at December 31, 2010	$ 97,375

The following table summarizes the loss on derivatives for the year ended December 31, 2010:

Fair value of derivative liabilities in excess of note proceeds received	$ 53,906
Change in fair value of derivative liabilities at December 31, 2010	58,094
Loss on derivative liabilities	$ 112,000

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 212% - 534%; risk-free interest rates ranging from 0.15% - 0.24% and expected terms based on the contractual term.

11.

Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 35% to income (loss) before taxes follows:

	For the year ended December 31, 2010	For the year ended December 31, 2009

Income tax recovery at statutory rate	$ 1,193,441	$ 319,966

Non-deductible stock-based compensation	(12,600)	(204,480)

Non-deductible amortization	(52,500)	(52,500)

Non-deductible impairment	(921,433)	–

Valuation allowance change	(206,908)	(62,986)

Provision for income taxes	$ –	$ –

The components of the net deferred tax asset at December 31, 2010 and 2009 consist of:

	December 31, 2010	December 31, 2009

Net operating loss carry-forward	$2,100,000	$1,890,000

Valuation allowance	(2,100,000)	(1,890,000)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At December 31, 2010, the Company has a net operating loss carry-forward of $5,997,700 that expire through fiscal 2030. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants.  Our audited financial statements for the fiscal years ended December 31, 2010 and 2009 have been included in this annual report in reliance upon Malone & Bailey PC, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of December 31, 2010 due to a lack of qualified accounting personnel and an overreliance on consultants in the accounting and financial statement close process.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of March 20, 2011.

Other Public
Company
	Position(s) Held in		Directorships
Name and Age	Energy Quest Inc.	Tenure	Held by Director
Wilfred J. Ouellette, 67	Director	From July 1, 2005 to present	n/a
	President, and Chief Executive Officer	From May 5, 2006 to present
Ronald Foster, 69	Director, Chief Financial Officer	From January 31, 2010 to present	n/a
	Director, Secretary, and Treasurer	From July 1, 2008 to present	n/a
David Doherty, 38	Vice President of International Finance &Trade	From 2010 to present	n/a
Michael Midagliotti, 57	Director	From April 1, 2010 to present	n/a
Peter J. Stephen, 42	Director	From April 21, 2008 to present	n/a

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

Ronald Foster, Director, Chief Financial Officer, Secretary and Treasurer

Ronald Foster serves as our Secretary, Treasurer, Chief Financial Officer and as a Director.  His primary responsibilities include finance, compliance and business development.  In his career, Mr. Foster has held a number of senior-level executive positions with several publicly traded companies, including, ValCom Inc., SBI Communications, Inc., EL-Phills Inc., Golden American Network and ROPA Communications Inc.  He created and produced “Stock Outlook 86, 87, 88, 89”, a video presentation of public companies through Financial News Network, (FNN) a national cable network.  Mr. Foster has a tremendous amount of experience with mergers & acquisitions, restructuring and the operations of publicly traded companies.  Mr. Foster developed a strong operational focus through his past operations, management and consulting positions in the marketing, entertainment and financial business in the different companies that he has been affiliated with.

Michael Midagliotti, Director

Mr. Midagliotti is President & Owner of Friar Enterprises Inc., a residential general contractor from 1976 to present in the Northern Ohio area.  Mr. Midagliotti directs a diverse organization that provides home remodeling and consrtuction, directing and overseeing the company’s financial, business, and administrative services which are fundamental to both the company’s operations and the achievement of its operational and financial objectives.  Mr. Midagliotti graduated from Miami University and holds a Bachelor of Science in Finance.  Since 1976 to the present, Mr. Midagliotti has operated as a general contractor in the northern Ohio area.  In 1984, Mr. Midagliotti entered the political arena and was unsuccessful for his bid for state representative in Ohio.  Mr. Midagliotti is a Certified Remodeler and is a current member of the National Association of the Remodeling Industry.  From 1995-97 he served as president and chairman of the board of the local Cleveland, Ohio chapter.

Peter J. Stephen, Director

Mr. Stephen was appointed as director on April 21, 2008. Mr. Stephens has experience assisting small businesses to become large and profitable corporations. He has experience in planning, implementing and managing service oriented companies and managing programs, policies and procedures in companies with interstate operations and offices.  Mr. Stephens has developed a track record of utilizing available resources to improve operational efficiency which concurrently reducing costs.  Mr. Stephens brings 18 years of business experience and creativity to the Company.  He is currently the President of Alliance Overhead Door d.b.a. Garage Door Service Company, a position which he has held since 1996.  During his tenure with Alliance Overhead Door, the company has grown to include 13 locations in 8 states with an average of $25 million in annual sales revenue.  Prior to joining Alliance Overhead Door, Mr. Stephens was employed for two years as a salesman for Direct TV. His responsibilities included developing a detailed marketing plan for sales of Direct TV’s satellite product to consumers. Prior to that, Mr. Stephens worked for two years as a broker, preceded by two years spent as a realtor of residential and commercial property.  Mr. Stephens completed his post-secondary education in sciences in 1990.

Abdulsalam Al Hamri, Director

Mr. Al Hamri was appointed as director on June 14, 2010.  Mr. Al Hamri has a great deal of experience in corporate debt restructuring and negotiation, corporate management, business ownership and operation.  He has international experience in project preparation, financing, finance and financial engineering, commodity trading (especially in the oil and gas sector), secondary market for sovereign and commercial debts.  Mr. Al Hamri has lectured on macroeconomics, banking, privatization, economics of transition and transition economies.  As well, Mr. Al Hamri has provided services and time to the National Administration, central bank-research, credits, foreign exchange, credit department, development projects, co-financing multilateral conditional lending.  From 2005 until present, Mr. Al Hamri serves as Al Hamri Enterprises S.L. chairman of the board of directors.  His primary responsibilities include finance, compliance and business development.  From 1999 until 2005, he served as the President & CEO FTC / Qatar Royal Family.

David Doherty, Vice President of International Finance and Trade

Mr. Doherty is a senior business executive with 15 years of extensive commercial experience in financial management, asset management and derivatives trading.  He has worked on project developments from site appraisal to liaising with management team, architects, consultant engineers etc with on site infrastructure to full planning and completion of projects.  He was an investor in private development projects in Industrial, residential and leisure companies in Ireland and United Kingdom.  Mr. Doherty has invested in numerous companies and was a board director for several companies where personal funds were placed for start up.  He was also a financial advisor to clients investing in Bank securities and fund raising for projects in China and South East Asia.  He currently manages a portfolio of individuals and companies with funds for investment from $100 million USD to $5 billion USD.

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

·

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

·

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2010 were filed.

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

Item 11.  Executive Compensation

The following table sets forth, as of December 31, 2010, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Wilfred J. Ouellette President, CEO, and Director (1)	2010	150,000	0	0	0	0	0	0	150,000
	2009	150,000	0	0	0	0	0	0	150,000
Ronald Foster, Treasurer Secretary and Director (2)	2010	150,000	0	0	0	0	0	0	150,000
	2009	150,000	0	0	0	0	0	0	100,000
Steve Eilers, former Treasurer and Secretary (3)	2009	$200,000	0	0	0	0	0	0	$200,000
	2008	$130,000	0	0	0	0	0	0	$130,000

(1)

Mr. Ouellette has been a director since July 1, 2005 and our President, Chief Executive Officer since May 5, 2006.  He was our Chief Financial Officer from May 5, 2006 to January 2, 2008.  Vasant K. Jain was appointed as Chief Financial Officer on January 2, 2008 and resigned on January 31, 2010.

(2)

Mr. Foster has been a director and our Chief Financial Officer since January 31, 2010, Secretary and Treasurer since July 1, 2008.

(3)

Mr. Eilers resigned as a director and our Secretary and Treasurer on July 1, 2008.

Employment Agreements

On April 17, 2007 we entered into an executive employment agreement with Wilfred J. Ouellette for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year.  The agreement expires March 31, 2012.  We recognized $150,000 of management fees for the twelve-month period ended December 31, 2009 and recognized $150,000 for the twelve-months period ended December 31, 2010

On April 17, 2007 we entered into an executive employment agreement with Steve Eilers for the position of Secretary and Treasurer, for a period of sixty months at a base salary of $130,000 per year.  Mr. Eilers resigned on July 1, 2008.  We recognized $130,000 of management fees for the twelve-month period ended December 31, 2008 and recognized $200,000 for the twelve-months period ended December 31, 2009.

On January 3, 2008 we entered into an executive employment agreement with Vasant Jain whereby Mr. Jain will provide his services as Chief Financial Officer beginning January 20, 2008, for a period of 60 months ending on January 20, 2013, unless earlier terminated by either party.  Mr. Jain may terminate the agreement at any time with or without cause by giving 60 days written notice.  We may terminate the agreement without cause by giving 60 days written notice or with cause immediately upon suitable delivery of notice.  Mr. Jain will receive a pro-rated annual base salary of $125,000 per year during the term of the agreement.  Mr. Jain will also be eligible to receive performance based incentives at our discretion, and to participate in any performance based compensation incentive programs established by us from time to time for any members of our senior management.  Mr. Jain resigned January 31, 2010.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal 2010.  As of March 20,2011, none of our executive officers or directors owned any of our derivative securities.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending Board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director for the year ended December 31, 2010.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2010.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of March 20, 2011 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of March 20, 2011 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 20, 2011, there were 17,085,604 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Wilfred J. Ouellette (3) 78 Belleville Ave Spruce Grove, AB T7X 1H8	Common Shares	528,940 (4)	3.1
Abdulsalam Al Hamri (5) Barcelona Spain	Common Shares	2,000,000	11.7
Ronald Foster (6) 103 Firetower Road Leesburg, Georgia 31763-3755	Common Shares	0	0
Michael Midagliotti (7) 3435 Brook Park Road Parma, Ohio 44134	Common Shares	0	0
Peter J. Stephen (8) 4525 South Dean Martin Dr. Las Vegas, NV 89103 David Doherty (10) Easton, Lower Branch Road, Tramore County Waterford, Ireland	Common Shares	500,000	2.9
All Officers and Directors as a Group	Common Shares	3,028,940	17.7
Carolyn Foster (9) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	1,878,286	11.0
Kyoung Hwa Lee 6403 75 th Street NW Edmonton, AB T6E 0T3	Common Shares	900,000	5.3
Marlene Stephens 10975 San Diego Mission Drive San Diego, CA 92108	Common Shares	1,000,000	5.8

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

(2)

Based on 17,085,604 issued and outstanding shares of common stock as of March 20, 2011.

(3)

Wilfred J. Ouellette is our director, President and Chief Executive Officer.

(4)

Includes 422,524 shares owned by 975110 Alberta Ltd., a company over which Wilfred J. Ouellette has the voting and investment control and 106,416 shares Mr. Ouellette owns in his own name.

(5)

Abdulsalam Al Hamri is a director.

(6)

Ronald Foster is our director and our Chief Financial Officer, Secretary and Treasurer.

(7)

Michael Midagliotti is our director.

(8)

Peter Stephens is our director.

(9)

Carolyn Foster is the wife of Ronald Foster, who is our director, secretary and treasurer.

(10)       David Doherty is our President of International Finance & Trade

Item 13.  Certain Relationships, Related Transactions and Director Independence

During the year ended December 31, 2010, we recorded $150,000 for management services provided by our Chief Financial Officer and Secretary of the company.

During the year ended December 31, 2010, we recorded $150,000 for management services provided by our President.

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

	Year Ended December 31,	Year Ended December 31,
	2009	2010
Audit fees	$15,000	$16,750
Audit-related fees	$19,845	$19,155
Tax fees	–	–
All other fees	–	–
Total	$34,845	$35,905

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

(4) Included as an exhibit to our Form 8- K filed on January 8, 2008.

(5) Included as an exhibit on our Form 10QSB filed November 19, 2007.

(6) Included as an exhibit on our Form 10QSB filed August 15, 2007.

(7) Included as an exhibit on our Form 10-K filed April 1, 2008.

(8) Included as an exhibit on our Form 8-K filed May 12, 2010

(9) Included as an exhibit on our Form 8-K filed June 1, 2010

(10) Included as an exhibit on our Form 8-K filed June 15, 2010

(11) Included as an exhibit on our Form 10-K/A filed July 16, 2010

(12) Included as an exhibit on our Form 10 Q filed May 24, 2010

(13) Included as an exhibit on our Form 10 Q filed August 16, 2010

(14) Included as an exhibit on our Form 10 Q/A file November 18, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2011	Energy Quest Inc. By: /s/Wilfred J. Ouellette Wilfred J. Ouellette President, Chief Executive Officer Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wilfred J. Ouellette	President, Chief Executive	March 30, 2011
Wilfred J. Ouellette	Officer, Director

/s/ Ronald Foster	Chief Financial Officer Secretary, Treasurer	March 30, 2011
Ronald Foster /s/ Michael Midagliotti	Director	March 30, 2011
Michael Midagliotti

/s/ Peter Stephens Peter Stephens	Director	March 30, 2011

/s/ Abdulsalam Al Hamri Abdulsalam Al Hamri	Director	March 30, 2011