Form 10-Q
period 2011-03-31
ENERGY QUEST, INC.
filed 2011-05-23
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐      No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 23, 2011 the registrant had 17,377,539 shares of common stock outstanding.

2

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

March 31, 2011

Index

Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4

3

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010
Assets

Current Assets

Cash	$ 1,211	$ 8,246
Deferred financing cost	1,604	2,593
Note receivable - related party	0	8,656

Total Assets	2,815	19,495

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	41,051	35,871
Amounts due to related parties	792,957	713,055
Notes payable – related parties	86,425	86,002
Convertible notes, net of discount of $26,740	23,260	10,777
Derivative liabilities	75,693	97,375

Total Liabilities	1,019,386	943,080

Stockholders' Deficit

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 17,377,539 shares and 17,135,604 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	17,378	17,136

Additional Paid-in Capital	8,974,818	8,956,903

Deficit Accumulated During the Development Stage	(10,008,767)	(9,897,624)

Total Stockholders’ Deficit	(1,016,571)	(923,585)

Total Liabilities and Stockholders’ Deficit	$ 2,815	$ 19,495

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Period from December 14, 2004 (Date of Inception) to March 31, 2011
Revenue	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	75,000	75,000	5,516,394
General and administrative	15,230	6,263	538,730
Professional fees	5,000	10,385	493,271
Research and development	–	1,500	266,494
Depreciation and depletion	–	37,500	398,077
Impairment of intangible assets	–	–	2,632,666
Loss on theft of cash	–	–	80,000

	95,230	130,648	9,925,632

Loss from operations:	(95,230)	(130,648)	(9,920,468)

Interest expense	(18,660)	(6,107)	(95,127)
Gain on settlement of former shareholder advances	–	–	310,003
Gain (Loss) on derivative financial instruments	9,525	–	(102,475)
Loss on write-off of note receivable - related party	(6,778)	–	(200,700)

Net loss	(111,143)	(136,755)	(10,008,767)

Other comprehensive income

Foreign currency translation adjustment	–	874	–

Total Comprehensive Loss	$ (104,365)	$ (135,881)	$ (10,008,767)

Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.01)

Weighted Average Shares Outstanding – Basic and Diluted	17,329,000	13,818,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010	Accumulated from December 14, 2004 (Date of Inception) to March 31, 2011

Cash Flows Used In Operating Activities
Net loss	$ (111,143)	$ (136,755)	$ (10,008,767)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	16,483	4,423	73,260
Shares issued for services	-	-	4,607,306
Loss on shares issued for amounts due related parties	-	-	15,976
Loss on theft of cash	-	-	80,000
Loss on write-off of loan receivable	6,778	-	200,700
(Gain) Loss on derivative instruments	(9,525)	-	102,475
Impairment of intangible assets	-	-	2,632,666
Amortization of intangible assets	-	37,500	398,077
Gain on settlement of former shareholder advances	-	-	(310,003)
Amortization of deferred financing cost	989	467	3,896

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,058	1,525	30,464
Due to related parties	79,902	44,701	1,107,377

Net Cash Used in Operating Activities	(9,458)	(48,139)	(1,066,573)

Investing Activities
Loan receivable	2,000	-	(201,922)
Net cash acquired on business acquisition	-	-	565
Change in restricted cash	-	-	(80,000)
Purchase of intangible assets	-	-	(25,000)

Net Cash Provided by (Used In) Investing Activities	2,000	-	(306,357)

Financing Activities
Proceeds from issuance of common stock	-	-	744,307
Payment of deferred financing cost	-	(2,500)	(5,500)
Proceeds from convertible note	-	50,000	100,000
Proceeds from notes payable	-	-	568,214
Re-payment of note payable	-	-	(28,005)

Net Cash Provided By Financing Activities	-	47,500	1,379,016

Effect of Exchange Rate Changes on Cash	423		(4,875)

(Decrease) Increase in Cash and Cash Equivalents	(7,035)	(639)	1,211

Cash and Cash Equivalents, beginning	8,246		-

Cash and Cash Equivalents, end	$ 1,211	$ 181	$ 1,211

Supplemental Disclosures

Cash paid for taxes	$ -	$ -	$ -
Cash paid for interest	-	-	-

Non-Cash Activities

Common stock issued for intangible assets	$ -	$ -	$ 3,000,204
Common stock issued for stock payable	-	-	161,550
Common stock issued for amounts due to related parties	-	-	360,954
Conversion of derivative liability	$ 12,157	-	$12,157
Conversion of convertible notes to common stock	6,000	-	6,000

(The accompanying notes are an integral part of these unaudited consolidated financial statements)

Energy Quest Inc.

(A Development Stage company)

Notes to the Unaudited Consolidated Financial Statements

1.        Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Energy Quest, Inc. (“Energy Quest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.  Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

2.        Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to March 31, 2011, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the Company will be able to complete any of these objectives.

3.        Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.        Related Party Transactions

The following details note receivable from related parties at March 31, 2011:

During the year ended December 31, 2010, the Company loaned a director $10,000 pursuant to a note receivable.  The Note earns interest at 6% per annum and was due on September 15, 2010 or upon demand by the Company.  This loan was in violation of applicable U.S. law prohibiting loans by public companies to their directors and executive officers. Thedirector was terminated and theoutstanding balance of the note and accrued interest $6,778 was charged to expense during the quarter ended as of March 31, 2011.  It is uncertain if fines will be imposed due the violation.

The following details amounts due to related parties at March 31, 2011:

a)       During the three month period ended March 31, 2011, the Company recorded $37,500 (2010 - $37,500) for management services provided by the President of the Company.  At March 31, 2011, $513,720 (December 31, 2010 - $478,231) is included in due to related parties.

b)       During the three month period ended March 31, 2011, the Company recorded $37,500 (2010 - $37,500) for management services provided by the Secretary of the Company.  At March 31, 2011, $270,174 (December 31, 2010 - $227,084) is included in due to related parties.

The following details Notes payable – related parties:

c)       On March 15, 2009, the Company borrowed $15,425 (CDN$ 15,000) from a related party consultant persuant to a promissory note payable.  The note bears interest at 6% per annum and is due on demand.  At March 31, 2011, this amount is included in notes payable – related party, and the related accrued interest of $1,892 (December 31, 2010 - $1,618) is included in amounts due to related parties.

d)       On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable.  The note bears interest at 6% per annum, calculated annually, and is due on demand.  At March 31, 2011, accrued interest of $4,287 (December 31, 2010 - $3,977) is included in amounts due to related parties.

e)       On April 14, 2010, the Company received $50,000 from the Secretary of the Company in exchange for a promissory note payable.  The note bears interest at 6% per annum and is due on March 31, 2011.  The Company has secured the note with 1,000,000 shares of common stock to be issued upon default.  At March 31, 2011, accrued interest of $2,885 (December 31, 2010 - $2,145) is included in amounts due to related parties.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 8 below).  This fair value of the derivative liability at issuance of $81,995 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $31,995.  The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $50,000.

During the three months ended March 31, 2011 the Company converted the remaining $4,000 principle balance and $2000 of accrued interest into 241,935 shares of common stock. As at March 31, 2011, the total balance of $50,000 plus $2,000 accrued interest (December 31, 2010 - $46,000), has been converted into 1,059,245 (December 31, 2010 – 817,310) common shares.

The following table summarizes the change in convertible debt as of March 31, 2011:

	March 31, 2011	December 31, 2010

Proceeds from convertible debt	$ 50,000	$ 50,000
Discount	(50,000)	(50,000)
Converted into 1,059,245 shares of common stock	(50,000)	(46,000)
Accretion of debt discount	50,000	50,000
Carrying value	$ –	$ 4,000

As of March 31, 2011, the Company recorded $50,000 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010, the amount had been fully amortized as of December 31, 2010.

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

As at March 31, 2011, the carrying values of the convertible note and accrued convertible interest payable thereon were $23,260, (December 31, 210 - $6,777), and $1,392, (December 31, 2010 - $406), respectively.

The following table summarizes the change in convertible debt as of March 31, 2011:

	March 31, 2011	December 31, 2010

Proceeds from convertible debt	$ 50,000	$ 50,000
Discount	(50,000)	(50,000)
Accretion of debt discount	23,260	6,777
Carrying value	$ 23,260	$ 6,777

During the three month period ended March 31, 2011, the Company recorded $16,483 (December 31, 210 - $6,777) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $3,000 on November 24, 2010.  During the three month period ended March 31, 2011, the Company recorded $989, (December 31, 2010 - $593) on amortization of deferred financing cost.

Energy Quest Inc.
(A Development Stage company)
Notes to the Unaudited Consolidated Financial Statements

6.        Equity

During the three month period ended March 31, 2011, the Company issued 241,935 shares of common stock upon the partial conversion of the Note referred to in Note 5 (a).

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at March 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, March 31, 2011 $	Balance, December 31, 2010 $

Cash and cash equivalents	1,211	–	–	1,211	8,246
Derivative liabilities	–	–	(75,693)	(75,693)	(97,375)

	1,211	–	(75,693)	(74,482)	(89,129)

The fair values of other financial instruments, which include amounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to the relatively short-term maturity of these instruments.

Energy Quest Inc.
(A Development Stage company)
Notes to the Unaudited Consolidated Financial Statements

8.        Derivative Liability

ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s two $50,000 notes described in Note 5 contain a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities as of March 31, 2011:

Derivative Liabilities at December 31, 2010	$ 97,375
Conversion of derivative liability	12,157
Change in fair value of embedded conversion option	(21,682)
Derivative Liabilities at March 31, 2011	$ 75,693

The following table summarizes the cummulative loss on derivatives as of March 31, 2011:

Fair value of derivative liabilities in excess of note proceeds received	$ 53,906
Change in fair value of derivative liabilities at December 31, 2010	58,094
Loss on derivative liabilities – December 31, 2010	$ 112,000
Change in fair value of derivative liabilities at March 31, 2011	(9,525)
Loss on derivative liabilities – March 31, 2011	$ 102,475

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash of $1,211 and a working capital deficiency of $940,878.  As of March 31, 2011 our accumulated deficit was $10,008,767.  For the three months ended March 31, 2011 our net loss was $111,143 compared to $136,755 during the same period in 2010.

Our loss was funded by proceeds from shareholder loans.  During the three months ended March 31, 2011, we raised in net proceeds $nil through financing activities and our cash position decreased by $7,035.

We used net cash of $9,458 in operating activities for the three months ended March 31, 2011 compared to net cash of $48,139 in operating activities for the same period in 2010.  We did not use any money in investing activities for the three months ended March 31, 2011 nor did we use any money for investing activities during the same period in 2010.  The effect of exchange rates on cash was an increase in cash of $nil for the three months ended March 31, 2011 compared to an increase of $4 during three months ended March 31, 2010.

During the three months ended March 31, 2011 our monthly cash requirement was approximately $3,153, compared to approximately $16,046 for the same period in 2010.  We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning June 2011 as set out in this table:

Description	Estimated Expense
Marketing our gasification technologies	$200,000
Continued improvement of our PyStR™and other technologies	$1,200,000
Further commercializing our gasification technologies	$400,000
Manufacturing of Modular Bio-energy units	$400,000
Payment of accounts payable and accrued liabilities	$250,000
General and administrative expenses	$500,000
Professional fees	$100,000
Consulting fees	$200,000
Investor relations expenses	$100,000
Patent application costs (including legal fees)	$100,000
Heavy Oil Upgrader Plant (Northern Alberta Oil)	$23,135,000
Total	$26,585,000

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

These consolidated financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the company will be able to complete any of these objectives.  The company has incurred losses from operations since inception and at March 31, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

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

Results of Operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and from inception to March 31, 2011.

Limited Revenues

Since our inception on December 14, 2004 to March 31, 2011, we have earned limited revenue of $5,164.  As of March 31, 2011, we have an accumulated deficit of $10,008,767 and we did not earn any revenues during the three months ending on March 31, 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $111,143 for the three months ended March 31, 2011, compared to a net loss of $136,755 for the same period in 2010.  From inception on December 14, 2004 to March 31, 2011, we have incurred a net loss of $10,008,767.  Our basic and diluted loss per share was $0.01 for the three months ended March 31, 2011, and $0.01 for the same period in 2010.

Expenses

Our total operating expenses decreased from $130,648 to $95,230 for the three months ended March 31, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to lower consulting and management fees.  Since our inception on December 14, 2004 to March 31, 2011, we have incurred total operating expenses of $9,925,632.

Our consulting and management fees did not increase or decreased $75,000 for the three months ended March 31, 2011 compared to the same period in 2010.  Since our inception on December 14, 2004 until March 31, 2011 we have spent $5,516,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased $8,967 from $6,263 to $15,230 for the three months ended March 31, 2011 compared to the same period in 2010.  Since our inception on December 14, 2004 until March 31, 2010 we have spent $538,730 on general and administrative expenses.

We spent $nil on research and development expenses for the three months ended March 31, 2011 compared to $1,500 spent on research and development during the three months ended March 31, 2010.  Since our inception on December 14, 2004 until March 31, 2011 we have spent $266,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $5,385 to $5,000 for the three months ended March 31, 2011 from $10,385 for the same period in 2010, mainly due to decreased legal and auditing services provided in the three month periods ended March 31, 2011.

We incurred $18,660 of interest expense during the three month period ended March 31, 2011 compared to $6,107 during the three months ended March 31, 2010.  We also incurred a loss of $9,525 on the change in the fair value of derivative financial instruments during the three month period ended March 31, 2011 compared to $nil during the three months ended March 31, 2010.  We also incurred a loss of $6,778 on the write-off of loan receivable during the three month period ended March 31, 2011 compared to $nil during the three months ended March 31, 2010.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

During the year ended December 31, 2010, we loaned a director $10,000 pursuant to a note receivable.  The Note earns interest at 6% per annum and was due on September 15, 2010 or upon demand by us.  The outstanding balance of the note, including accrued interest of $421, was $6,778 as of March 31, 2011, (December 31, 2010 - $8,656).  The director repaid $2,000 during the three month period ended March 31, 2011. The director was terminated and the outstanding balance of the note, accrued interest $6,778 was charged to expense during the quarter ended as of March 31, 2011.

During the three month period ended March 31, 2011, we recorded $37,500 (2010 - $37,500) for management services provided by our President.

During the three month period ended March 31, 2011, we recorded $37,500 (2010 - $37,500) for management services provided by our Secretary.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of March 31, 2011 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on March 30, 2011, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of March 31, 2011 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

On January 18, 2011, we issued 241,935 shares of common stock upon the full conversion of convertible note.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: May 23, 2011	/s/ Wilf Ouellette
Wilf Ouellette
President, Chief Executive Officer, Director
(Authorized Officer for Registrant)

Date: May 23, 2011	/s/ Ronald Foster
Ronald Foster
Chief Financial Officer, Director, Principal Accounting Officer

