Form 10-Q
period 2011-06-30
ENERGY QUEST, INC.
filed 2011-08-10
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  o QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

o TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-28305

ENERGY QUEST INC.

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

Large accelerated filer o      Accelerated filer o     Non-accelerated filer o     Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 10, 2011 the registrant had 17,933,600  shares of common stock outstanding.

Table of Contents

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

ITEM 4.  CONTROL AND PROCEDURES

ITEM 4T.  CONTROL AND PROCEDURES.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

2

PART I - FINANCIAL INFORMATION

Energy Quest Inc.
(A Development Stage Company)

June 30, 2011

Index

Consolidated Balance Sheets (Unaudited)	F-1

Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Consolidated Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4

3

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
Assets

Current Assets

Cash	$ 163	$ 8,246
Deferred financing cost	2,790	2,593
Note receivable – related party	–	8,656

Total Assets	2,953	19,495

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	53,047	35,871
Amounts due to related parties	855,866	713,055
Notes payable – related parties	86,555	86,002
Convertible notes, net of discount of $38,652, and discount from December 31, 2010 of $43,223	36,348	10,777
Derivative liabilities	144,445	97,375

Total Liabilities	1,176,261	943,080

Stockholders' Deficit

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 17,983,600 shares and 17,135,604 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	17,984	17,136

Additional paid-in capital	9,011,750	8,956,903

Deficit accumulated during the development stage	(10,203,042)	(9,897,624)

Total Stockholders’ Deficit	(1,173,308)	(923,585)

Total Liabilities and Stockholders’ Deficit	$ 2,953	$ 19,495

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Period from December 14, 2004 (Inception) to June 30, 2011
Revenue	$ –	$ –	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	75,000	75,000	150,000	150,000	5,591,394
General and administrative	10,313	20,513	25,543	26,776	549,043
Professional fees	20,760	24,790	25,760	35,175	514,031
Research and development	–	–	–	1,500	266,494
Depreciation and depletion	–	–	–	75,000	398,077
Impairment of intangible assets	–	37,500	–	–	2,632,666
Loss on theft of cash	–	–	–	–	80,000

	106,073	157,803	201,303	288,451	10,031,705

Loss from operations:	(106,073)	(157,803)	(201,303)	(288,451)	(10,026,541)

Interest expense	(26,913)	(19,633)	(45,573)	(32,428)	(122,040)
Gain on settlement of former shareholder advances	–	–	–	–	310,003
Gain (Loss) on derivative financial instruments	(61,289)	84,478	(51,764)	(5,935)	(163,764)
Loss on write-off of loan receivable	–	–	(6,778)	–	(200,700)

Net loss	(194,275)	(92,958)	(305,418)	(326,814)	(10,203,042)

Other comprehensive income

Foreign currency translation adjustment	–	(839)	–	35	–

Total Comprehensive Loss	$ (194,275)	$ (93,797)	$ (305,418)	$ (326,779)	$ (10,203,042)

Net Loss Per Share – Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

Weighted Average Shares Outstanding – Basic and Diluted	17,577,000	14,368,000	17,454,000	14,095,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010	Accumulated from December 14, 2004 (Inception) to June 30, 2011

Cash Flows Used In Operating Activities
Net loss	$ (305,418)	$ (326,814)	$ (10,203,042)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	39,572	27,778	96,349
Shares issued for services	–	–	4,607,306
Loss on shares issued for amounts due related parties	–	–	15,976
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	6,778	–	200,700
Loss on derivative instruments	51,764	5,935	163,764
Impairment of intangible assets	–	–	2,632,666
Amortization of intangible assets	–	75,000	398,077
Gain on settlement of former shareholder advances	–	–	(310,003)
Amortization of deferred financing cost	2,303	1,300	5,210

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	19,054	353	42,460
Due to related parties	142,811	83,522	1,170,286

Net Cash Used in Operating Activities	(43,136)	(132,926)	(1,100,251)

Investing Activities
Loan receivable	2,000	–	(201,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Provided by (Used In) Investing Activities	2,000	–	(306,357)

Financing Activities
Proceeds from issuance of common stock	–	100,000	744,307
Payment of deferred financing cost	(2,500)	(2,500)	(8,000)
Proceeds from convertible note	35,000	50,000	135,000
Proceeds from notes payable	–	50,000	568,214
Re-payment of note payable	–	–	(28,005)

Net Cash Provided By Financing Activities	32,500	197,500	1,411,516

Effect of Exchange Rate Changes on Cash	553	19	(4,745)

(Decrease) Increase in Cash and Cash Equivalents	(8,083)	64,593	163

Cash and Cash Equivalents, beginning	8,246	816	–

Cash and Cash Equivalents, end	$ 163	$ 65,409	$ 163

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	–	360,954
Conversion of derivative liability	39,694	–	39,694
Conversion of convertible notes to common stock	16,000	–	16,000

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

2.   Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to June 30, 2011, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern.  These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the Company will be able to complete any of these objectives.

       3.     Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.      Related Party Transactions

The following details note receivable from related parties at June 30, 2011:

During the year ended December 31, 2010, the Company loaned a director $10,000 pursuant to a note receivable.  The Note earns interest at 6% per annum and was due on September 15, 2010 or upon demand by the Company.  This loan was in violation of applicable U.S. law prohibiting loans by public companies to their directors and executive officers.  The director was terminated and the outstanding balance of the note and accrued interest totalling $6,778 was charged to expense during the period ended June 30, 2011.  It is uncertain if fines will be imposed due to this violation.

The following details amounts due to related parties at June 30, 2011:

a.

During the six month period ended June 30, 2011, the Company recorded $75,000 (2010 - $75,000) for management services provided by the President of the Company.  At June 30, 2011, $551,220 (December 31, 2010 - $478,231) is included in due to related parties.

b.

During the six month period ended June 30, 2011, the Company recorded $75,000 (2010 - $75,000) for management services provided by the Secretary of the Company.  At June 30, 2011, $294,272 (December 31, 2010 - $227,084) is included in due to related parties.

The following details Notes payable – related parties:

c.

On March 15, 2009, the Company received $15,555 (CDN$ 15,000) from a related party consultant in exchange for a promissory note payable.  The note bears interest at 6% per annum and is due on demand.  At June 30, 2011, this amount is included in notes payable – related party, and the related accrued interest of $2,140 (December 31, 2010 - $1,618) is included in amounts due to related parties.

d.

On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable.  The note bears interest at 6% per annum, calculated annually, and is due on demand.  At June 30, 2011, accrued interest of $4,602 (December 31, 2010 - $3,977) is included in amounts due to related parties.

e.

On April 14, 2010, the Company received $50,000 from the Secretary of the Company in exchange for a promissory note payable.  The note bears interest at 6% per annum and is due on March 31, 2011.  The Company has secured the note with 1,000,000 shares of common stock to be issued upon default.  During the period, the Secretary of the Company agreed to extend the due date to August 31, 2011.  At June 30, 2011, accrued interest of $3,633 (December 31, 2010 - $2,145) is included in amounts due to related parties.

Energy Quest Inc.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

5.      Convertible Debt

a.

On January 29, 2010, the Company borrowed $50,000 from a private investor and issued a convertible note with an 8% interest rate, 22% interest rate upon default and a maturity of nine months.  The Company paid a finders’ fee of $2,500.  The note is convertible into common shares at 55% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 .  This fair value of the derivative liability at issuance of $81,995 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $31,995. The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $50,000. (see Note 8)

As at June 30, 2011, the total balance of $50,000 plus $2,000 accrued interest (December 31, 2010 - $46,000), had been converted into 1,059,245 common shares.

The following table summarize the change in convertible debt as of June 30, 2011:

	June 30, 2011	December 31, 2010

Proceeds from convertible debt	$ 50,000	$ 50,000
Discount	(50,000)	(50,000)
Converted into 1,059,245 shares of common stock	(50,000)	(46,000)
Accretion of debt discount	50,000	50,000
Carrying value	$ –	$ 4,000

As of June 30, 2011, the Company recorded $50,000 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010.  As of June 30, 2011, the Company recorded $2,500 on amortization of the deferred financing cost.

b.

On November 24, 2010, the Company borrowed $50,000 from a private investor and issued a convertible note with an 8% interest rate, 22% interest rate upon default and a maturity of nine months.  The Company paid a finders’ fee of $3,000.  The note is convertible into common shares at 55% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below).  This fair value of the derivative liability at issuance of $71,911 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $21,911.  The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $50,000. (see Note 8)

During the six months ended June 30, 2011, $10,000 was converted into 606,061 shares of common stock.  As at June 30, 2011, the carrying values of the convertible note and accrued convertible interest payable thereon were $31,941, (December 31, 210 - $6,777), and $2,323, (December 31, 2010 - $406), respectively.

The following table summarize the change in convertible debt as of June 30, 2011:

	June 30, 2011	December 31, 2010

Proceeds from convertible debt	$ 50,000	$ 50,000
Discount	(50,000)	(50,000)
Converted into 606,061 shares of common stock	(10,000)	–
Accretion of debt discount	41,941	6,777
Carrying value	$ 31,941	$ 6,777

During the six month period ended June 30, 2011, the Company recorded $35,165 (December 31, 210 - $6,777) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $3,000 on November 24, 2010.  During the six month period ended June 30, 2011, the Company recorded $1,989, (December 31, 2010 - $593) on amortization of deferred financing cost.

Energy Quest Inc.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

c)

On May 26, 2011, the Company borrowed $35,000 from a private investor and issued a callable convertible note with an 8% interest rate, 22% interest rate upon default and a maturity of nine months.  The Company paid a finders’ fee of $2,500.  The note is convertible into common shares at 50% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15 (See Note 9 below).  This fair value of the derivative liability at issuance of $52,570 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $17,570.  The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $35,000.

As at June 30, 2011, the carrying values of the convertible note and accrued convertible interest payable thereon were $4,407 and $268, respectively.

The following table summarize the change in convertible debt as of June 30, 2011:

	June 30, 2011	December 31, 2010

Proceeds from convertible debt	$ 35,000	$ –
Discount	(35,000)	–
Accretion of debt discount	4,407	–
Carrying value	$ 4,407	$ –

During the six month period ended June 30, 2011, the Company recorded $4,407 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on May 26, 2011.  During the six month period ended June 30, 2011, the Company recorded $315 on amortization of deferred financing cost.

6.

Equity

a)

On January 18, 2011, the Company issued 241,935 shares of common stock upon the partial conversion of the Note dated January 29, 2010.

b)

On May 31, 2011, the Company issued 606,061 shares of common stock upon the partial conversion of the Note dated November 24, 2010.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at June 30, 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1)	Significant other observable Inputs (Level 2)	Significant Unobservable inputs (Level 3)	Balance, March 31, 2011	Balance, December 31, 2010

Cash and cash equivalents	$ 163	$ –	$ –	$ 163	$ 8,246
Derivative liabilities	–	–	(144,445)	(144,445)	(97,375)

	$ 163	$ –	$(144,445)	$ (144,282)	$ (89,129)

The fair values of other financial instruments, which include amounts receivable, accounts payable, and accrued liabilities approximate their carrying values due to the relatively short-term maturity of these instruments.

8.

Derivative Liability

ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s notes described in Note 5 contain a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our consolidated statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities as of June 30, 2011:

Derivative Liabilities at December 31, 2010	$ 97,375
Addition of new derivative liabilities	52,570
Conversion of derivative liability	(39,694)
Change in fair value of embedded conversion option	34,194
Derivative Liabilities at June 30, 2011	$ 144,445

The following table summarizes the loss on derivatives as of June 30, 2011:

Fair value of derivative liabilities in excess of note proceeds received	$ 53,906
Change in fair value of derivative liabilities at December 31, 2010	58,094
Loss on derivative liabilities – December 31, 2010	$ 112,000
Fair value of derivative liabilities in excess of note proceeds received	17,570
Change in fair value of derivative liabilities at June 30, 2011	(77,806)
Loss on derivative liabilities – June 30, 2011	$ 51,764

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 212% - 534%; risk-free interest rates ranging from 0.01% - 0.28% and expected terms based on the contractual term.

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

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $163 and a working capital deficiency of $1,173,308.  As of June 30, 2011 our accumulated deficit was $10,203,042.  For the six months ended June 30, 2011 our net loss was $305,418 compared to $326,814 during the same period in 2010.  This decrease was due mostly to lower professional fees and depreciation and depletion expense.

Our loss was funded by proceeds from shareholder loans and from the sale of our common stock.  During the six months ended June 30, 2011, we raised in net proceeds $32,500 through financing activities and our cash position decreased by $8,083.

We used net cash of $43,136 in operating activities for the six months ended June 30, 2011 compared to net cash of $132,926 in operating activities for the same period in 2010.  We used net cash of $2,000 in investing activities for the six months ended June 30, 2011 compared to $nil during the same period in 2010.  The effect of exchange rates on cash was an increase in cash of $553 for the six months ended June 30, 2011 compared to an increase of $19 during six months ended June 30, 2010.

During the six months ended June 30, 2011 our monthly cash requirement was approximately $7,189, compared to approximately $22,154 for the same period in 2010.  We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning September 2011 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at June 30, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and from inception to June 30, 2011.

Limited Revenues

Since our inception on December 14, 2004 to June 30, 2011, we have earned limited revenue of $5,164.  As of June 30, 2011, we have an accumulated deficit of $10,203,042 and we did not earn any revenues during the three months ending on June 30, 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $194,275 for the three months ended June 30, 2011, compared to a net loss of $92,958 for the same period in 2010.  This increase in net loss is mostly due to increased interest expense and a loss on derivate financial instruments.  From inception on December 14, 2004 to June 30, 2011, we have incurred a net loss of $10,203,042.  Our basic and diluted loss per share was $0.01 for the three months ended June 30, 2011, and $0.01 for the same period in 2010.

Expenses

Our total operating expenses decreased from $157,803 to $106,073 for the three months ended June 30, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to lower general and administrative fees and lower impairment of intangible assets.  Since our inception on December 14, 2004 to June 30, 2011, we have incurred total operating expenses of $10,031,705.

Our consulting and management fees remain unchanged at $75,000 for both the three months ended June 30, 2011 and June 30, 2010.  Since our inception on December 14, 2004 until June 30, 2011 we have spent $5,591,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $10,313 from $20,513 to $10,313 for the three months ended June 30, 2011 compared to the same period in 2010.  Since our inception on December 14, 2004 until June 30, 2011 we have spent $549,043 on general and administrative expenses.

We spent $0 on research and development expenses for the three months ended June 30, 2011 and June 30, 2010.  Since our inception on December 14, 2004 until June 30, 2011 we have spent $266,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $4,030 to $20,760 for the three months ended June 30, 2011 from $24,790 for the same period in 2010, mainly due to slightly decreased legal and auditing services provided in the three month periods ended June 30, 2011.

Results of Operations for the six months ended June 30, 2011 compared to the six months ended June 30, 2010

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2011, nor did we earn any revenues in the same period in 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $305,418 for the six months ended June 30, 2011, compared to a net loss of $326,814 for the same period in 2010.  This decrease in net loss is mostly due to lower professional fees and lower depreciation and depletion expense.  Our basic and diluted loss per share was $0.02 for the six months ended June 30, 2011, and $0.02 for the same period in 2010.

Expenses

Our total operating expenses decreased from $288,451 to $201,303 for the six months ended June 30, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to lower professional fees and lower depreciation and depletion expense.

Our consulting and management fees remain unchanged at $150,000 for the six months ended June 30, 2011 and June 30, 2010.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $1,233 from $26,776 to $25,543 for the six months ended June 30, 2011 compared to the same period in 2010.

We spent $0 on research and development expenses for the six months ended June 30, 2011 compared to $1,500 spent on research and development during the six months ended June 30, 2010.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $9,415 to $25,760 for the six months ended June 30, 2011 from $35,175 for the same period in 2010, mainly due to decreased legal and auditing services provided in the six month period ended June 30, 2011.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Not applicable

ITEM 4T.  Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2011 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K/A filed with the SEC on July 16, 2011, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of August 8, 2011 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

On May 31, 2011 we issued 606,061 shares of common stock upon partial conversion of a convertible note.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: August 10, 2011	/s/ Ronald Foster
Ronald Foster
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director
(Authorized Officer for Registrant)

