Form 10-Q
period 2011-09-30
ENERGY QUEST, INC.
filed 2011-11-21
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  ☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 18, 2011 the registrant had 19,611,944 shares of common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Energy Quest Inc.
(A Development Stage Company)

September 30, 2011

Index
Balance Sheets (Unaudited)	F-1

Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4

3

Energy Quest Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
Assets

Current Assets

Cash	$ 322	$ 8,246
Deferred financing cost	1,358	2,593
Note receivable – related party	–	8,656

Total Assets	1,680	19,495

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	44,567	35,871
Amounts due to related parties	310,572	713,055
Notes payable	30,000	–
Notes payable – related parties	87,026	86,002
Convertible notes, net of discount of $19,011, and discount from December 31, 2010 of $43,223	39,989	10,777
Derivative liabilities	211,177	97,375

Total Liabilities	723,331	943,080

Stockholders' Deficit

Preferred Stock
Authorized: 700,000 shares, with a $0.01 par value; none issued or outstanding	–	–
Authorized: 300,000 class A shares, with a $500 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 19,611,944 shares and 17,135,604 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	19,612	17,136

Additional Paid-in Capital	9,621,927	8,956,903

Deficit Accumulated During the Development Stage	(10,363,190)	(9,897,624)

Total Stockholders’ Deficit	(721,651)	(923,585)

Total Liabilities and Stockholders’ Deficit	$ 1,680	$ 19,495

The accompanying notes are an integral part of these unaudited consolidated financial statements

Energy Quest Inc.

(A Development Stage Company)

Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Period from December 14, 2004 (Date of Inception) to September 30, 2011
Revenue	$ –	$ –	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	25,000	36,000	175,000	186,000	5,616,394
General and administrative	7,638	98,897	33,181	123,673	556,681
Professional fees	5,000	5,460	30,760	40,635	519,031
Research and development	–	–	–	1,500	266,494
Depreciation and depletion	–	–	–	–	398,077
Impairment of intangible assets	–	37,500	–	112,500	2,632,666
Loss on theft of cash	–	–	–	–	80,000

	37,638	175,857	238,941	464,308	10,069,343

Loss from operations:	(37,638)	(175,857)	(238,941)	(464,308)	(10,064,179)

Interest expense	(25,957)	(22,025)	(71,530)	(54,453)	(147,997)
Gain on settlement of former related party debt	–	–	–	–	310,003
Loss on derivative financial instruments	(90,555)	(22,713)	(142,319)	(28,648)	(254,319)
Loss on shares issued for interest	(5,998)	–	(5,998)		(5,998)
Loss on write-off of loan receivable	–	–	(6,778)	–	(200,700)

Net income (loss)	(160,148)	(220,595)	(465,566)	(547,409)	(10,363,190)

Other comprehensive income

Foreign currency translation adjustment	–	544	–	579	–

Total Comprehensive Income (Loss)	$ (160,148)	$ (220,051)	$ (465,566)	$ (546,830)	$ (10,363,190)

Net Income (Loss) Per Share – Basic and Diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.04)

Weighted Average Shares Outstanding – Basic and Diluted	18,967,000	16,381,000	17,964,000	14,865,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Energy Quest Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010	Accumulated from December 14, 2004 (Date of Inception) to September 30, 2011

Cash Flows Used In Operating Activities
Net income (loss)	$ (465,566)	$ (547,409)	$ (10,363,190)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion of convertible debt discount	59,212	46,920	115,989
Shares issued for services	–	36,000	4,607,306
Loss on shares issued for interest	5,998		5,998
Loss on shares issued for amounts due related parties	–	–	15,976
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	6,778	–	200,700
Loss on derivative instruments	142,319	28,648	254,319
Impairment of intangible assets	–	–	2,632,666
Amortization of intangible assets	–	112,500	398,077
Gain on settlement of former related party debt	–	–	(310,003)
Amortization of deferred financing cost	3,735	2,143	6,642

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,973	(495)	36,379
Due to related parties	161,103	146,433	1,188,578

Net Cash Used in Operating Activities	(73,448)	(175,260)	(1,130,563)

Investing Activities
Loan receivable	2,000	(10,148)	(201,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Provided by (Used In) Investing Activities	2,000	(10,148)	(306,357)

Financing Activities
Proceeds from issuance of common stock	–	100,000	744,307
Payment of deferred financing cost	(2,500)	(2,500)	(8,000)
Proceeds from convertible note	35,000	50,000	135,000
Proceeds from notes payable	31,500	50,000	599,714
Re-payment of note payable	–	–	(28,005)

Net Cash Provided By Financing Activities	64,000	197,500	1,443,016

Effect of Exchange Rate Changes on Cash	(476)	284	(5,774)

(Decrease) Increase in Cash and Cash Equivalents	(7,924)	12,376	322

Cash and Cash Equivalents, Beginning	8,246	816	–

Cash and Cash Equivalents, Ending	$ 322	$ 13,192	$ 322

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	–	360,954
Conversion of derivative liability	63,517	–	63,517
Conversion of interest	2,400	–	2,400
Related party debt settlement	563,586	–	563,586
Conversion of convertible notes to common stock	32,000	–	32,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

Energy Quest Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

1.

Basis of Presentation

The accompanying unaudited interim financial statements of Energy Quest, Inc. (“Energy Quest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2010 as reported in the Form 10-K have been omitted.

The Company entered into an Agreement dated September 20, 2011 to return its wholly-owned subsidiary, Syngas Energy Corporation (“Syngas”) and its technology to the former President of the Company as full settlement of any debts owed or accrued to him.  Upon the closing of this transaction, the Company has no subsidiary and the financial statements are no longer consolidated.  See Note 10.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

2.

Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to September 30, 2011, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern.  These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the Company will be able to complete any of these objectives.

3.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.

Related Party Transactions

The following details note receivable from related parties at September 30, 2011:

During the year ended December 31, 2010, the Company loaned a director $10,000 pursuant to a note receivable.  The Note earns interest at 6% per annum and was due on September 15, 2010 or upon demand by the Company.  This loan was in violation of applicable U.S. law prohibiting loans by public companies to their directors and executive officers.  The director was terminated and the outstanding balance of the note and accrued interest totalling $6,778 was charged to expense during the period ended September 30, 2011.  It is uncertain if fines will be imposed due to violation.

The following details amounts due to related parties at September 30, 2011:

a)

During the nine month period ended September 30, 2011, the Company recorded $87,500 (2010 - $112,500) for management services provided by the former President of the Company.  At September 30, 2011, $Nil (December 31, 2010 - $478,231) is included in due to related parties.  See Note 10.

b)

During the nine month period ended September 30, 2011, the Company recorded $87,500 (2010 - $112,500) for management services provided by the President of the Company.  At September 30, 2011, $299,029 (December 31, 2010 - $227,084) is included in due to related parties.

The following details Notes payable – related parties:

c)

On March 15, 2009, the Company received $14,526 (CDN$ 15,000) from a related party consultant in exchange for a promissory note payable.  The note bears interest at 6% per annum and is due on demand.  At September 30, 2011, this amount is included in notes payable – related party, and the related accrued interest of $2,219 (December 31, 2010 - $1,618) is included in amounts due to related parties.

Energy Quest Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

d)

On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable.  The note bears interest at 6% per annum, calculated annually, and is due on demand.  At September 30, 2011, accrued interest of $4,919 (December 31, 2010 - $3,977) is included in amounts due to related parties.

e)

On April 14, 2010, the Company received $50,000 from the President of the Company in exchange for a promissory note payable.  The note bears interest at 6% per annum and was due on March 31, 2011.  The Company has secured the note with 1,000,000 shares of common stock to be issued upon default.  During the period, the President of the Company agreed to extend the due date to December 31, 2011.  At September 30, 2011, accrued interest of $4,389 (December 31, 2010 - $2,145) is included in amounts due to related parties.

f)

On July 28, 2011, the Company received $1,500 from the President of the Company in exchange for a promissory note payable.  The note bears interest at 6% per annum and is due on demand.  At September 30, 2011, accrued interest of $16 (December 31, 2010 - $Nil) is included in amounts due to related parties.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  This fair value of the derivative liability at issuance of $81,995 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $31,995.  The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $50,000.  (See Note 8).

As at September 30, 2011, the total balance of $50,000 plus $2,000 accrued interest had been converted into 1,059,245 common shares.

The following table summarize the change in convertible debt as of September 30, 2011:

	September 30, 2011	December 31, 2010

Proceeds from convertible debt	$ 50,000	$ 50,000
Discount	(50,000)	(50,000)
Converted into 1,059,245 shares of common stock	(50,000)	(46,000)
Accretion of debt discount	50,000	50,000
Carrying value	$ –	$ 4,000

As of September 30, 2011, the Company recorded $50,000 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010.  As of September 30, 2011, the Company recorded $2,500 on amortization of the deferred financing cost.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  This fair value of the derivative liability at issuance of $71,911 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $21,911.  The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $50,000.  (See Note 8).

Energy Quest Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

During the nine months ended September 30, 2011, $26,000 was converted into 1,994,491 shares of common stock.  As at September 30, 2011, the carrying values of the convertible note and accrued convertible interest payable thereon were $24,000, (December 31, 210 - $6,777), and $2,933, (December 31, 2010 - $406), respectively.

The following table summarize the change in convertible debt as of September 30, 2011:

	September 30, 2011	December 31, 2010

Proceeds from convertible debt	$ 50,000	$ 50,000
Discount	(50,000)	(50,000)
Converted into 1,994,491 shares of common stock	(26,000)	–
Accretion of debt discount	50,000	6,777
Carrying value	$ 24,000	$ 6,777

During the nine month period ended September 30, 2011, the Company recorded $43,223 (December 31, 210 - $6,777) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $3,000 on November 24, 2010.  During the nine month period ended September 30, 2011, the Company recorded $2,593, (December 31, 2010 - $593) on amortization of deferred financing cost.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  This fair value of the derivative liability at issuance of $52,570 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $17,570.  The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $35,000.  (See Note 8).

As at September 30, 2011, the carrying values of the convertible note and accrued convertible interest payable thereon were $15,989 and $974, respectively.

The following table summarize the change in convertible debt as of September 30, 2011:

	September 30, 2011	December 31, 2010

Proceeds from convertible debt	$ 35,000	$ –
Discount	(35,000)	–
Accretion of debt discount	15,989	–
Carrying value	$ 15,989	$ –

During the nine month period ended September 30, 2011, the Company recorded $15,989 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on May 26, 2011.  During the nine month period ended September 30, 2011, the Company recorded $1,142 on amortization of deferred financing cost.

6.

Equity

a)

On January 18, 2011, the Company issued 241,935 shares of common stock upon the partial conversion of the Note referred to in Note 5 (a).

b)

On May 31, 2011, the Company issued 606,061 shares of common stock upon the partial conversion of the Note referred to in Note 5 (b).

c)

On July 29, 2011, the Company issued 727,273 shares of common stock upon the partial conversion of the Note referred to in Note 5 (b)

Energy Quest Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

d)

Effective September 20, 2011 the company settled $563,586 of outstanding management fees and advances due to the former President of the Company by returning Syngas Energy Corporation, a wholly-owned subsidary of the Company, and its technology to him. All amounts owed from Syngas to the Company were also forgiven. The company recognized as a contribution of capital in the amount of $ 5563,586

e)

On August 10, 2011, the Company issued 239,914 shares of common stock for interest of the notes payable referred to in Note 9.

f)

On August 12, 2011, the Company issued 616,157 shares of common stock upon the partial conversion of the Note referred to in Note 5 (b)

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at September 30, 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, September 30, 2011 $	Balance, December 31, 2010 $

Derivative liabilities	–	–	(211,177)	(211,177)	(97,375)
	–	–	(211,177)	(210,855)	(89,129)

The fair values of other financial instruments, which include accounts payable and accrued liabilities, amounts due to related parties, notes payable, notes payable – related parties, convertible notes and derivative liabilities, approximate their carrying values due to the relatively short-term maturity of these instruments.

Energy Quest Inc.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

8.

Derivative Liability

ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt - The embedded conversion option in the Company’s notes described in Note 5 contain a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities as of September 30, 2011:

Derivative Liabilities at December 31, 2010	$ 97,375
Addition of new derivative liabilities	52,570
Conversion of derivative liability	63,517
Change in fair value of embedded conversion option	124,749
Derivative Liabilities at September 30, 2011	$ 211,177

The loss on derivatives for the nine months ended consisted of the following:

Fair value of derivative liabilities in excess of note proceeds received	17,570
Change in fair value of derivative liabilities at September 30, 2011	12,749
Loss on derivative liabilities – September 30, 2011	$ 142,319

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 212% - 534%; risk-free interest rates ranging from 0.01% - 0.28% and expected terms based on the contractual term.

9.

Notes Payable

On August 10, 2011, the Company received $30,000 from two lenders in exchange for two promissory notes payable.  The notes bear interest at 8% per annum and are due on demand.  On August 10, 2011, the Company issued 239,914 shares of common stock at a fair value of $8,397 for the $2,399 interest on the notes.  This resulted in a loss of $5,998.

           10.   Sale of Subsidiary

The Company entered into an Agreement dated September 20, 2011 to return its wholly-owned subsidiary, Syngas Energy Corporation (“Syngas”) and its technology to the former President of the Company as full settlement of any debts owed or accrued to him. Upon the closing of the transaction, the Company has no subsidiaries and the financial statements are no longer consolidated. Upon the return of Syngas, the former President forever discharges and releases the Company from any and all claims, damages, actions, etc. which the former President had or may have arising out of the Debt Amount. As a term of the Agreement, the intercompany debt between Syngas and the Company is extinguished. The sole asset and liability of Syngas at the time of the transaction consisted of the intercompany debt of $61,457. The Company recognized the settlement of debt of the former President of $563,586 as a charge to additional paid-in capital.

11.

Subsequent Event

On September 15, 2011, the Company entered into an Asset Purchase Agreement (“the Agreement”) to acquire certain properties in Greece in exchange of 225,590 class A preferred shares.  The properties include two hotels and a piece of land to be developed into a hotel.  As at September 30, 2011, the transaction had not closed.

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

We currently do not have any subsidiaries.

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

On September 15, 2011, we entered into an Asset Purchase Agreement to acquire certain properties in Greece in exchange of 225,590 class A preferred shares.  The properties include two hotels and a piece of land to be developed into a hotel.  As at September 30, 2011, the transaction had not yet closed.

Liquidity and Capital Resources

As of September 30, 2011, we had cash of $322 and a working capital deficiency of $721,651.  As of September 30, 2011 our accumulated deficit was $10,363,190.  For the nine months ended September 30, 2011 our net loss was $465,566 compared to $546,830 during the same period in 2010.  This decrease was due mostly to lower general and administrative expenses.

Our loss was funded by proceeds from shareholder loans.  During the nine months ended September 30, 2011, we raised in net proceeds $64,000 through financing activities and our cash position decreased by $7,924.

We used net cash of $73,448 in operating activities for the nine months ended September 30, 2011 compared to net cash of $175,260 in operating activities for the same period in 2010.  We gained net cash of $2,000 in investing activities compared to using net cash of $10,148 for the same period of 2010.  The effect of exchange rates on cash was a decrease in cash of $476 for the nine months ended September 30, 2011 compared to an increase of $284 during nine months ended September 30, 2010.

During the nine months ended September 30, 2011 our monthly cash requirement was approximately $8,160, compared to approximately $19,473 for the same period in 2010.  We expect to require a total of approximately $26,585,000 to fully carry out our business plan over the next twelve months beginning December 2011 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that we will be able to complete any of these objectives.  We have incurred losses from operations since inception and at September 30, 2011, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

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

Results of Operations for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and from inception to September 30, 2011.

Limited Revenues

Since our inception on December 14, 2004 to September 30, 2011, we have earned limited revenue of $5,164.  As of September 30, 2011, we have an accumulated deficit of $10,363,190 and we did not earn any revenues during the three months ending on September 30, 2011.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $160,148 for the three months ended September 30, 2011, compared to a net loss of $220,051 for the same period in 2010.  This decrease in net loss is mostly due to lower general and administrative expenses.  From inception on December 14, 2004 to September 30, 2011, we have incurred a net loss of $10,363,190.  Our basic and diluted loss per share was $0.01 for the three months ended September 30, 2011, $0.01 for the same period in 2010.

Expenses

Our total operating expenses decreased from $175,857 to $37,638 for the three months ended September 30, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to lower general and administrative expenses.  Since our inception on December 14, 2004 to September 30, 2011, we have incurred total operating expenses of $10,069,343.

Our consulting and management fees decreased $11,000 from $36,000 to $25,000 for the three months ended September 30, 2011 compared to the same period in 2010.  This decrease was largely due to lower payments made to our consultants.  Since our inception on December 14, 2004 until September 30, 2011 we have spent $5,616,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $89,259 from $96,897 to $7,638 for the three months ended September 30, 2011 compared to the same period in 2010.  Since our inception on December 14, 2004 until September 30, 2011 we have spent $556,681 on general and administrative expenses.

We did not incur any research and development expenses for the three months ended September 30, 2011 nor during the three months ended September 30, 2010.  Since our inception on December 14, 2004 until September 30, 2011 we have spent $266,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $460 to $5,000 for the three months ended September 30, 2011 from $5,460 for the same period in 2010, mainly due to slightly decreased legal and auditing services provided in the three month periods ended September 30, 2011.

Results of Operations for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Limited Revenues

We did not earn any revenues during the nine months ending on September 30, 2011, nor did we earn any revenues in the same period in 2010.  At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $465,566 for the nine months ended September 30, 2011, compared to a net loss of $547,409 for the same period in 2010.  This decrease in net loss is mostly due to lower general and administrative expenses.  Our basic and diluted loss per share was $0.03 for the nine months ended September 30, 2011, and $0.04 for the same period in 2010.

Expenses

Our total operating expenses decreased from $464,308 to $238,941 for the nine months ended September 30, 2011 compared to the same period in 2010.  This decrease in expenses is mostly due to lower general and administrative expenses.

Our consulting and management fees decreased $11,000 from $186,000 to $175,000 for the nine months ended September 30, 2011 compared to the same period in 2010.  This decrease was largely due to lower payments made to our consultants.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased $90,492 from $123,673 to $33,181 for the nine months ended September 30, 2011 compared to the same period in 2010.

We spent $nil on research and development expenses for the nine months ended September 30, 2011 compared to $1,500 spent on research and development during the nine months ended September 30, 2010.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $9,875 to $30,760 for the nine months ended September 30, 2011 from $40,635 for the same period in 2010, mainly due to decreased legal and auditing services provided in the nine month period ended September 30, 2011.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4.  Control and Procedures.

Not applicable

ITEM 4T.  Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2011 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on April 12, 2011, and amended on July 6, 2011, disclosure controls and procedures were ineffective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of November 14, 2011 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

On July 29, 2011 we issued 727,273 shares of common stock upon the partial conversation of a convertible note.

On August 10, 2011, we issued 239,914 shares of common stock for interest on certain convertible notes.

On August 12, 2011, we issued 616,157 shares of common stock upon the partial conversion of a convertible note.

On October 10, 2011, we issued 225,590 class A preferred shares pursuant to an Asset Purchase Agreement we entered into to acquire certain properties in Greece.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

Effective September 20, 2011, we settled $563,586 of outstanding management fees and advances due to our President by returning Syngas Energy Corporation, our wholly-owned subsidiary, and its technology to him.  All amounts owed from Syngas to us were also forgiven.  We recognized a loss on settlement of debt of $563,586.

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

ENERGY QUEST INC.
(REGISTRANT)
Date: November 21, 2011	/s/ Ronald Foster
Ronald Foster President, Chief Executive Officer, Chief Financial Officer, Director (Authorized Officer for Registrant)

