Form 10-Q/A
period 2011-09-30
ENERGY QUEST, INC.
filed 2011-12-19
CIK 1096550

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 of Energy Quest Inc. (the “Company”) filed with the Securities and Exchange Commission on November 21, 2011 (the “Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

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

* These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011.

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