Form 10-K
period 2011-12-31
ENERGY QUEST, INC.
filed 2012-03-30
CIK 1096550

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to___________

Commission file number 000-28305

ENERGY QUEST INC.
(Exact name of registrant as specified in its charter)

Nevada	91-1880015
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

103 Firetower Road, Leesburg, Georgia 31763-3755	(229) 759 9176
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☐     Accelerated filer   ☐    Non-accelerated filer   ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐No ☑

As of September 30, 2011, which was the last business day of the registrant’ s most recent third fiscal quarter, the aggregate market value of the registrant ’ s Common Stock held by non-affiliates of the registrant was  $558,358.32  based on the closing sale price of $0.03 per share on that date.

Number of common shares outstanding at March 30, 2012:   40,611,944

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

Overview

We were incorporated as a Nevada company on June 20, 1997.  We changed our corporate name to Energy Quest Inc. on May 31, 2007.  We are a development stage company in the development and production of hydrogen-enriched alternative fuels in an environmentally responsible manner.  Our principal business involves an integrated gasification production system technology that combines modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity.
We plan to employ gasification technologies and catalytic conversion processes to produce clean fuels.  In addition we have recently acquired technology for a High-Tech Portable Frac & Brine Water Emulsion Breaker System and a Water Purification System.

Our principal offices are located at 103 Firetower Road, Leesburg, Georgia 31763 and recently opened   offices at the Frost Bank Tower, 402 Congress Avenue, Suite 1540, Austin, Texas 78701.  Our fiscal year end is December 31.

Development

On August 3, 2009, we signed a Joint Venture Agreement with Crude Oil Petroleum Services Corporation to form a new company known as EnviroTec Services in the Province of Alberta, Canada.  The new company will focus on the business of oil remediation consisting of sand, slop oil, sludge and tank cleaning.  The agreement will continue for a period of 20 years and each party will contribute services on a 50:50 basis and share revenues accordingly.  As of March 30, 2012, no transactions have taken place.

Our Products and Services

High-Tech Portable Frac & Brine Water Emulsion Breaker System

Our system works as follows.  First we heat the Frac water emulsion and or oil sludge to 80 to 90 degrees Centigrade, remove rocks, rags and debris via screens pot or shaker system.  The next stage comprises of chemically treating the incoming emulsified mixture.  An acid is injected into the emulsion and it is then homogeneously blended with the stream.  Due to the action of the acid the emulsion starts breaking down.  The blending process is achieved by way vigorous agitation with a centrifugal pump assisted by a rotating and static blender respectively.

The next step is comprised of a three-phase separation in a specially designed vessel which employs both gravity and centrifugal forces.  The light phase migrates to the upper part of the vessel whereas the solids and water settle in the lower portion where they are further easily separated.  Water containing relatively small amounts of oil is then processed in a polishing unit designed to lower the oil content to less than 10 ppm THC.  The polishing unit extracts the oil and delivers it to a storage tank where a settling process occurs to render the oil drier.  Pipeline spec oil can then be reclaimed for various purposes.  Clean water exiting the polishing unit is then neutralized by means of a hydroxide and can be easily recycled or disposed of in the producer’s disposal wells, without any issues about the water quality for disposal.

An additional set of modules can be easily added to produce potable water for crops and agricultural usage and also to produce high quality drinking water.  The system is fully automatic and portable being installed on a low boy trailer.  The system only requires one operator per shift plus one helper for safety and will easily process 20 cubic meters per hour.

Maintenance and operating cost are extremely low in comparison to any conventional methods to process slop oil’s and sludge’s such as heat exchange with centrifuges and or thermal processes.

Water Purification System

Our unique WaterFier (WATER puriFIER or Water Purification Module) is designed and made on the basis of Nano-technologies, and has the highest productivity in the World (0.5 tons of pure water per hour on 1 kW of applied power) and contains three main modules (optional water improvement and mineralizing module can be used to make ideally pure drinking water).

Our water purification module can operate together with a small Wind Turbine or a small diesel generator and or typical grid power.  The ideal system of water purification is that purifies water, stores it and gives it back when needed.  It is also desirable that such module would have the autonomous energy supply system, operate without supervision and should be relatively inexpensive.  Wind Turbines (Wind Power Generators) of 3 and 30 kW power can solve this problem, starting from pumping the Frac water and or polluted Brine water into the input pipelines and finishing by pumping of pure water into the output pipelines and storage tanks for distribution.  The system generates pure high quality drinking water from totally unused sources.  It provides itself with power with the help of Wind Turbine (together with solar panels in some cases), and provides the pumping and purification of water.

The volume of the tank for water storage should meet the requirements of consumers and should be made in accordance with the power of energy source and volume of water purification.  Optional ultra-violet or ultra-sound module can be used for further improvement of the quality of water purification.  When water flow moves in electromagnetic field of specific intensity, the positively charged ions are being attracted to one side of the flow, closed to negative electrode, the negative ions - to the other side, to positive electrode.  As the result the flow of pure water appears between these flows.  Moving along the flat pipe of specific cross-section, water clears itself of salts and other suspensions.  For compactness the flat pipe is rolled into the “helix”.

Fluidized Bed Gas Generator (Gasifier)

In Fiscal 2005 we acquired Syngas Energy along with all rights and title to its advanced gasification process.  Subsequently, we completed a prototype of the gasification technology.  The air blown fluid bed gasifier, which converts waste solid fuel sources into a gaseous form.  The gas produced can be used in most boilers, kilns and furnaces to offset the use of natural gas.

The fluidized bed gasification process offers substantial benefits compared to simple burning processes, and other forms of gasification.  The gasifier has been successfully used to convert biomass wastes (i.e. wood wastes, bark, and agricultural wastes) into a clean fuel gas that can be used to fire various types of industrial equipment.

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

We are focusing our efforts in getting our High-Tech Portable Frac & Brine Water Emulsion Breaker System and a Water Purification System to market.

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

We anticipate that we will spend $2,500,000 on research and development over the next twelve months to develop and market our High-Tech Portable Frac & Brine Water Emulsion Breaker System and a Water Purification System.  If we are successful in acquiring other technologies, we may increase our research and development budget.

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

Employees and Consultants

As of March 30, 2012, we have two full time employees, Ronald Foster, our President, CEO, CFO and Secretary and Michael Midagliotti our Vice President.  On January 31, 2010 we entered into an executive employment agreement with Ronald Foster for the position of Chief Financial Officer, for a period of 60 months at a base salary of $150,000 per year.  The agreement expires January 20, 2015.

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

Item 1A.  Risk Factors

Not Applicable.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 103 Firetower Road, Leesburg, GA 31763-3755.

Item 3.  Legal Proceedings

As of March 26, 2012, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
October 1, 2011 – December 31, 2011	$0.035	$0.01
July 1, 2011 – September 30, 2011	$0.035	$0.015
April 1, 2011 – June 30, 2011	$0.08	$0.015
January 1, 2011 – March 31, 2011	$0.10	$0.04
October 1, 2010 – December 31, 2010	$0.225	$0.04
July 1, 2010 – September 30, 2010	$0.30	$0.11
April 1, 2010 – June 30, 2010	$0.155	$0.08
January 1, 2010 – March 31, 2010	$0.24	$0.087

Holders

As of March 30, 2011, there were approximately 743 holders of record of our common stock.

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

Results of Operations

Limited Revenues

Since our inception on December 14, 2004 to December 31, 2011, we had earned limited revenues of $5,164.  During the fiscal year ended December 31, 2011 we did not generate any revenues.  As of December 31, 2011, we had an accumulated deficit of $10,320,886.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $10,320,886 since December 14, 2004 (date of inception) to December 31, 2011.  Our net loss decreased from $3,409,831 for the fiscal year ended December 31, 2010 to $423,262 for the fiscal year ended December 31, 2011, a decrease of $2,986,569.  For the fiscal year ended December 31, 2011, our net loss per share was $0.02, compared to net loss of $0.27 per share for the same period in 2010.

Expenses

Our total expenses from December 14, 2004 (date of inception) to December 31, 2011 were $10,128,870 and consisted of $5,616,394 in consulting and management fees, $607,768 in general and administrative fees, $527,471 in professional fees, $266,494 in research and development, $398,077 in depreciation, $2,632,666 on impairment of intangible assets and $80,000 in other.  Total expenses decreased $2,932,234 to $298,468 for the fiscal year ended December 31, 2011 from $3,230,702 for the same period in 2010.

Our consulting and management fees decreased $125,000 to $175,000 for the fiscal year ended December 31, 2011 from $300,000 for the same period in 2010 mostly due to a decrease in the amount of consulting services we required.  Our consulting and management fees consisted mainly of amounts paid to our senior officers and fees paid to our other consultants.

Our general and administrative expenses decreased by $14,945 from $99,213 for the fiscal year ended December 31, 2010 to $84,268 for the same period ended December 31, 2011.  The decrease in general and administrative expenses was mainly due to a slight decrease in our day to day operating activities.  Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees decreased by $8,123, to $39,200 for the fiscal year ended December 31, 2011 from $47,323 for the same period in 2010.  The decrease in professional fees was mostly due to less legal and auditing services provided during the fiscal year just ended as opposed to the fiscal year ended in 2010.  Our professional fees consisted primarily of legal, accounting and auditing fees.

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months.  As of December 31, 2011, our current assets totaled $787, which was comprised of cash and deferred financing cost.  As of December 31, 2011 we had a working capital deficit of $269,347.

Our net loss of $10,320,886 from December 14, 2004 (date of inception) to December 31, 2011 was mostly funded by our equity financing.  We expect to incur substantial losses over the next two years.  During the fiscal year ended December 31, 2011 our cash position decreased by $7,989.

During the fiscal year ended December 31, 2011, we received net cash of $64,000 from financing activities compared to $244,500 for the same period in 2010.  We used net cash of $73,697 in operating activities compared to $222,386 for the same period in 2010. We received net cash of $2,000 in investing activities compared to $10,000 used for the same period in 2010.

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

·
Produce, sell, lease and maintain energy generators that we have developed;
·
License our integrated gasification technologies to third parties in North American, European and global markets;
·
Continually improve our gasification technologies and commercializing our technologies;
·
Complete potential deals regarding joint ventures for energy production facilities;
·
File patents on several technologies, including the heavy oil upgrading technology process, and seek accredited valuations for these intellectual properties in a variety of markets including the U.S., Germany and Canada; and

·
Create additional service lines to complement current operations.

We believe that we need approximately an additional $13,750,000 to meet our capital requirements over the next 12 months (beginning April 2012) for the following estimated expenses:

Description	Estimated Expense
Marketing our gasification technologies	$200,000
Further commercializing our gasification technologies	$400,000
Manufacturing of Modular Bio-energy units	$400,000
Payment of accounts payable and accrued liabilities	$250,000
General and administrative expenses	$500,000
Professional fees	$100,000
Consulting fees	$200,000
Investor relations expenses	$100,000
Patent application costs (including legal fees)	$100,000
Heavy Oil Upgrader Plant	$6,500,000
Water Recycling Equipment	$5,000,000
Total	$13,750,000

Of the $13,750,000, we had $257 in cash and cash equivalents as of December 31, 2011.  We intend to meet the balance of our cash requirements for the next 12 months from external sources, through a combination of debt financing and equity financing through private placements.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On December 24, 2004, we purchased an integrated gasification production system from our CEO.  The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity.  We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology.  We purchased the asset by issuing 10,000,000 (500,000 post reverse stock-split) shares of our common stock and a $25,000 payment.  If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2007, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.  By December 31, 2008, the 500,000 common shares were released from escrow.  On September 20, 2011 this was returned to Mr. Ouellette for forgiveness of all debts due Mr. Ouellette.

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

On January 22, 2008 our Board of Directors approved the 2008 Stock Compensation Plan and the 2008 Non-Qualified Stock Option Plan.  According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants.  According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock.  As of March 30, 2011, no securities were issued under the two plans.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Energy Quest Inc.
(A Development Stage Company)
 December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Energy Quest, Inc.
(A Development Stage Company)
Henderson, Nevada

We have audited the accompanying balance sheets of Energy Quest, Inc. (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit and cash flows for each of the years then ended and for the period from December 14, 2004 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from December 14, 2004 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company had no revenues in 2011 and has a working capital deficit as of December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MALONE BAILEY, LLP
www.malone-bailey.com
Houston, Texas
March 30, 2012

Energy Quest Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2011	December 31, 2010
Assets

Current Assets

Cash	$257	$8,246
Deferred financing cost	530	2,593
Note receivable – related party	–	8,656

Total Assets	787	19,495

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	50,534	35,871
Amounts due to related parties	7,706	713,055
Notes payable	30,000	–
Notes payable – related parties	35,710	86,002
Convertible notes, net of discount of $7,428 and $43,223 respectively	51,572	10,777
Derivative liabilities	94,612	97,375

Total Liabilities	270,134	943,080

Stockholders' Deficit

Preferred Stock Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 40,611,944 shares and 17,135,604 shares respectively	40,612	17,136

Additional Paid-in Capital	10,010,927	8,956,903

Deficit Accumulated During the Development Stage	(10,320,886)	(9,897,624)

Total Stockholders’ Deficit	(269,347)	(923,585)

Total Liabilities and Stockholders’ Deficit	$787	$19,495

The accompanying notes are an integral part of these audited financial statements.

Energy Quest Inc.
(A Development Stage Company)
Statements of Operations and Other Comprehensive Loss

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Period from December 14, 2004 (Date of Inception) to December 31, 2011
Revenue	$–	$–	$5,164

Expenses

Consulting and management fees	175,000	300,000	5,616,394
General and administrative	84,268	99,213	607,768
Professional fees	39,200	47,323	527,471
Research and development	–	1,500	266,494
Depreciation and depletion	–	150,000	398,077
Impairment of intangible assets	–	2,632,666	2,632,666
Loss on theft of cash	–	–	80,000

	298,468	3,230,702	10,128,870

Loss from operations:	(298,468)	(3,230,702)	(10,123,706)

Interest expense	(86,264)	(67,129)	(162,731)
Gain on settlement of former related party debt	–	–	310,003
Loss on derivative financial instruments	(25,754)	(112,000)	(137,754)
Loss on shares issued for interest	(5,998)	–	(5,998)
Loss on write-off of loan receivable	(6,778)	–	(200,700)

Net loss	(423,262)	(3,409,831)	(10,320,886)

Other comprehensive income

Foreign currency translation adjustment	–	(3,946)	–

Total Comprehensive Loss	$(423,262)	$(3,413,777)	$(10,320,886)

Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.27)

Weighted Average Shares Outstanding – Basic and Diluted	19,793,000	12,816,645

The accompanying notes are an integral part of these audited financial statements.

Energy Quest Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Accumulated from December 14, 2004 (Date of Inception) to December 31, 2011

Cash Flows Used In Operating Activities
Net loss	$(423,262)	$(3,409,831)	$(10,320,886)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	70,795	56,777	127,572
Shares issued for services	10,000	36,000	4,617,793
Loss on shares issued for interest	5,998	–	5,998
Loss on shares issued for amounts due related parties	38,345	–	54,321
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	6,778	–	200,700
Loss on derivative instruments	25,754	112,000	137,754
Impairment of intangible assets	–	2,632,666	2,632,666
Amortization of intangible assets	–	150,000	398,077
Gain on settlement of former related party debt	–	–	(310,003)
Amortization of deferred financing cost	4,563	2,907	7,470

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	18,941	921	41,860
Due to related parties	168,391	196,174	1,195,866

Net Cash Used in Operating Activities	(73,697)	(222,386)	(1,130,812)

Investing Activities
Loan receivable	2,000	(10,000)	(201,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Provided by (Used In) Investing Activities	2,000	(10,000)	(306,357)

Financing Activities
Proceeds from issuance of common stock	–	100,000	744,307
Payment of deferred financing cost	(2,500)	(5,500)	(8,000)
Proceeds from convertible note	35,000	100,000	135,000
Proceeds from notes payable	30,000	-	30,000
Proceeds from notes payable – related party	1,500	50,000	569,714
Re-payment of note payable	–	–	(28,005)

Net Cash Provided By Financing Activities	64,000	244,500	1,443,016

Effect of Exchange Rate Changes on Cash	(292)	(4,684)	(5,590)

(Decrease) Increase in Cash and Cash Equivalents	(7,989)	7,430	257

Cash and Cash Equivalents, Beginning	8,246	816	–

Cash and Cash Equivalents, Ending	$257	$8,246	$257

Supplemental Disclosures

Cash paid for taxes	$–	$–	$–
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$–	$–	$3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	361,654	–	722,608
Discount on convertible notes payable from derivative	35,000	100,000	135,000
Conversion of derivative liability	63,517	114,625	178,142
Conversion of interest	2,400	–	2,400
Related party debt settlement	563,586	–	563,586
Conversion of convertible notes to common stock	32,000	46,000	78,000

The accompanying notes are an integral part of these audited financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Balance – December 14, 2004 (Date of Inception)	–	$–	$–	$–	$–	$–	$–

Issue of common stock for cash	1,000,000	407	–	–	–	–	407

Issue of common stock for intangible asset	500,000	204	–	–	–	–	204

Net loss for the period	–	–	–	–	–	(10,015)	(10,015)

Balance – December 31, 2004	1,500,000	611	–	–	–	(10,015)	(9,404)

Issue of common stock for cash	2,375	19,337	–	–	–	–	19,337

	1,502,375	19,948	–	–	–	(10,015)	9,933

Adjustment to number of shares issued and outstanding as a result of the reverse takeover transaction:

– Add issued and outstanding stock of Energy Quest Inc. at time of reverse acquisition	321,128	321	6,102	–	–	(66,839)	(60,416)
– Deduct issued and outstanding stock of Energy Quest Inc.	(1,502,375)	(19,948)	–	–	–	19,948	–

Issue of common stock on acquisition of Energy Quest Inc.	1,502,375	1,502	28,545	–	–	(30,047)	–

Issue of common stock for cash on exercise of stock options	13,000	13	77,987	–	–	–	78,000

Stock-based compensation	–	–	339,762	–	–	–	339,762

Issue of common stock for services	51,250	51	609,949	–	–	–	610,000

Foreign currency translation adjustment	–	–	–	(1,019)	–	–	(1,019)

Net loss for the year	–	–	–	–	–	(1,095,384)	(1,095,384)

Balance – December 31, 2005	1,887,753	$1,887	$1,062,345	$(1,019)	$–	$(1,182,337)	$(119,124)

The accompanying notes are an integral part of these audited financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total
Issue of common stock for cash on exercise of stock options	28,767	29	201,371	–	–	–	201,400

Stock-based compensation	–	–	654,801	–	–	–	654,801

Issue of common stock for services	75,998	76	685,428	–	–	–	685,504

Foreign currency translation adjustment	–	–	–	(78)	–	–	(78)

Net loss for the year	–	–	–	–	–	(1,695,703)	(1,695,703)

Balance – December 31, 2006	1,992,518	1,992	2,603,945	(1,097)	–	(2,878,040)	(273,200)

Issue of common stock for cash	15,000	15	29,985	–	–	–	30,000

Issue of common stock for subscription receivable	57,500	58	60,442	–	(60,500)	–	–

Issue of common stock for services	500,500	501	1,282,550	–	–	–	1,283,051

Issue of common stock to round-up fractional shares due to reverse stock-split	31	–	–	–	–	–	–

Foreign currency translation adjustment	–	–	–	992	–	–	992

Net loss for the year	–	–	–	–	–	(1,709,078)	(1,709,078)

Balance – December 31, 2007	2,565,549	$2,566	$3,976,922	$(105)	$(60,500)	$(4,587,118)	$(668,235)

The accompanying notes are an integral part of these audited financial statements.

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

The accompanying notes are an integral part of these audited financial statements.

Energy Quest Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Issue of common stock for cash	2,000,000	2,000	98,000	–	–	–	100,000

Issue of common stock for services	500,000	500	35,500	–	–	–	36,000

Issue of common stock upon conversion of convertible note	817,310	818	45,182	–	–	–	46,000

Settlement of derivative liability through conversion	–	–	114,625	–	–	–	114,625

Foreign currency translation adjustment	–	–	–	(3,946)	–	–	(3,946)

Net loss for the year	–	–	–	–	–	(3,409,831)	(3,409,831)

Balance – December 31, 2010	17,135,604	$17,136	$8,956,903	$–	$–	$(9,897,624)	$(923,585)

Issue of common stock for debt	20,000,000	20,000	341,654	–	–	–	361,654
Loss on shares issued for settlement of related party debt	-	-	38,345				38,345

Issue of common stock for services	1,000,000	1,000	9,000	–	–	–	10,000

Issue of common stock upon conversion of interest	239,914	240	8,158	–	–	–	8,398

Issue of common stock upon conversion of convertible note	2,236,426	2,236	29,764	–	–	–	32,000

Settlement of derivative liability through conversion	–	–	63,517	–	–	–	63,517

Settlement of related party debt	–	–	563,586	–	–	–	563,586

Net loss for the year	–	–	–	–	–	(423,262)	(423,262)

Balance – December 31, 2011	40,611,944	$40,612	$10,010,927	$–	$–	$(10,320,886)	$(269,347)

The accompanying notes are an integral part of these audited financial statements.

Energy Quest Inc.
(A Development Stage Company)
Notes to the Financial Statements

1.	Nature of Operations

Energy Quest’s principal business involved an integrated gasification production system technology that combined modern gasification with turbine technologies to produce synthetic gas, hydrogen or electricity.  On September 20, 2011, the Company entered into an Agreement to return its wholly-owned subsidiary, Syngas Energy Corporation (“Syngas”) and its technology to the former President of the Company as full settlement of any debts owed or accrued to him.  Upon the closing of this transaction, the Company has no subsidiary and the financial statements are no longer consolidated.  Refer to Note 11.  Energy Quest is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The Company entered into an Agreement dated December 15, 2011, with a Consultant to provide services to the Company and to identify potential business opportunities or potential business acquisitions in the broadcasting, production and music media business.  Refer to Note 12.

2.	Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to December 31, 2011, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern.  These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the Company will be able to complete any of these objectives.

3.	Summary of Significant Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  Until September 20, 2011, the financial statements included the accounts to the Company and its wholly-owned subsidiary, Syngas Energy Corp. (“Syngas”).  On September 20, 2011, the Company entered into an Agreement to return Syngas and its technology to the former President of the Company as full settlement of any debts owed or accrued to him.  Upon the closing of this transaction, the Company has no subsidiary and the financial statements are no longer consolidated.  The Company’s fiscal year-end is December 31.

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

Energy Quest Inc.
(A Development Stage Company)
Notes to the Financial Statements

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Intangible Assets

Intangible assets consisted of patents related to integrated gasification production systems and techniques.  This technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity.  The Company intended to further develop the technology to make it commercially viable and to then sell or license the technology.  The technology was amortized over the life of the patent using the straight-line method.  Patents and other intangible assets are evaluated for impairment annually or when events or changes in circumstances indicate that there may be impairment.  For the years ended December 31, 2011 and 2010, the Company recognized an impairment loss of $Nil and $2,632,666, respectively.

An impairment change was recorded due to delays in construction of the plant that would have been using the Company’s gasification technologies and the fact that we did not sale any licenses during 2010.  The delays are due to lack of funding.  During the year ended December 31, 2011, the intangible assets were returned to the former President of the Company as full settlement of any debts owed or accrued to him.

e)	Basic and Diluted Net Income (Loss) Per Share

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

f)	Foreign Currency Translation

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

The functional currency of the previously wholly-owned subsidiary was the Canadian dollar.  The financial statements of the subsidiary were translated to United States dollars in accordance with ASC 740 using period-end rates of exchange for assets and liabilities, and average rates of exchange for the year for revenues and expenses.  Translation gains (losses) were recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.  Foreign currency transaction gains and losses were included in current operations.

g)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash, note receivable, accounts payable, amounts due to related parties, notes payable, and convertible notes.  Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.  We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

h)	Comprehensive Loss

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  In 2010, the Company recorded an impairment of the intangible asset, and as a result, there were no further assets remaining in the subsidiary.  Accordingly, the balance of accumulated other comprehensive income was charged to operations in 2010.

i)	Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method.  Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

j)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Energy Quest Inc.
(A Development Stage Company)
Notes to the Financial Statements

4.	Intangible Assets

On December 24, 2004, the Company purchased an integrated gasification production system from the CEO of the Company.  The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity.  The Company intended to further develop the technology to make it commercially viable and then sell or license the technology.  The Company purchased the asset by issuing 10,000,000 (500,000 post reverse stock split) common shares of the Company and a $25,000 payment.  If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it had the option, until June 30, 2007, of cancelling the 500,000 shares issued and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.  During the year ended December 31, 2007, the 500,000 common shares were released from escrow.  During the year ended December 31, 2010, the remaining carrying cost of $30,743 was recorded as an impairment of intangible asset as a result of delays in construction of the plant due to lack of funding.

On May 5, 2008, the Company issued 2,000,000 shares of common stock with a fair value of $3,000,000 for a one-time payment for the purchase of two patents acquired under a purchase/assignment agreement entered into in March 2008.  The shares were valued on the closing date of the agreement.  Amortization was being recognized over the expected legal useful life of 20 years, and amortization expense for the years ended December 31, 2011 and 2010 was $Nil and $150,000, respectively.  At December 31, 2010, the remaining carrying cost of $2,601,923 was recorded as an impairment of intangible asset as a result of delays in construction of the plant due to lack of funding.

5.	Related Party Transactions

The following details note receivable from related parties at December 31, 2011:

During the year ended December 31, 2010, the Company loaned a director $10,000 pursuant to a note receivable.  The Note earns interest at 6% per annum and was due on September 15, 2010 or upon demand by the Company.  This loan was in violation of applicable U.S. law prohibiting loans by public companies to their directors and executive officers.  The director was terminated and the outstanding balance of the note and accrued interest totalling $6,778 was charged to expense during the year ended December 31, 2011.  It is uncertain if fines will be imposed due to violation.

The following details amounts due to related parties at December 31, 2011:

a)
During the year ended December 31, 2011, the Company recorded $87,500 (2010 - $150,000) for management services provided by the former President of the Company.  At December 31, 2011, $Nil (December 31, 2010 - $478,231) is included in due to related parties.  See Note 11.

b)
During the year ended December 31, 2011, the Company recorded $87,500 (2010 - $150,000) for management services provided by the President of the Company.  At December 31, 2011, $Nil (December 31, 2010 - $227,084) is included in due to related parties.  See Note 7(d).

The following details Notes payable – related parties:

c)
On March 15, 2009, the Company received $14,710 (CDN$ 15,000) from a related party consultant in exchange for a promissory note payable.  The note bears interest at 6% per annum and is due on demand.  At December 31, 2011, this amount is included in notes payable – related party, and the related accrued interest of $2,469 (December 31, 2010 - $1,618) is included in amounts due to related parties.

d)
On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable.  The note bears interest at 6% per annum, calculated annually, and is due on demand.  At December 31, 2011, accrued interest of $5,237 (December 31, 2010 - $3,977) is included in amounts due to related parties.

e)
On April 14, 2010, the Company received $50,000 from the President of the Company in exchange for a promissory note payable.  The note bears interest at 6% per annum and was due on March 31, 2011.  During the period ended December 31, 2011, the Company paid the note by issuing shares of common stock.  (See Note 7(d)).  At December 31, 2011, accrued interest of $Nil (December 31, 2010 - $2,145) is included in amounts due to related parties.

6.	Convertible Debt

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  This fair value of the derivative liability at issuance of $81,995 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $31,995.  The carrying value of the convertible note was accreted over the term of the convertible note up to their value of $50,000.  See Note 9.

As at December 31, 2011, the total balance of $50,000 plus $2,000 accrued interest (December 31, 2010 - $46,000), has been converted into 1,059,245 common shares in the years ended December 31, 2010 and 2011.

Energy Quest Inc.
(A Development Stage Company)
Notes to the Financial Statements

The following table summarize the change in convertible debt as of December 31, 2011:

	December 31, 2011	December 31, 2010

Proceeds from convertible debt	$-	$50,000
Discount	-	(50,000)
Converted into 1,059,245 shares of common stock	(50,000)	(46,000)
Accretion of debt discount	50,000	50,000
Carrying value	$–	$4,000

As of December 31, 2011, the Company has recorded $50,000 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on February 8, 2010.  As of December 31, 2011, the Company recorded $2,500 on amortization of the deferred financing cost.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  This fair value of the derivative liability at issuance of $71,911 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $21,911.  The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $50,000.  See Note 9.

During the year ended December 31, 2011, $26,000 was converted into 1,994,491 shares of common stock.  As at December 31, 2011, the carrying values of the convertible note and accrued convertible interest payable thereon were $24,000, (December 31, 2010 - $6,777), and $3,417, (December 31, 2010 - $406), respectively.

The following table summarize the change in convertible debt as of December 31, 2011:

	December 31, 2011	December 31, 2010

Proceeds from convertible debt	$-	$50,000
Discount	-	(50,000)
Converted into 1,994,491 shares of common stock	(26,000)	–
Accretion of debt discount	50,000	6,777
Carrying value	$24,000	$6,777

During the year ended December 31, 2011, the Company recorded $43,223 (December 31, 210 - $6,777) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $3,000 on November 24, 2010.  During the year ended December 31, 2011, the Company recorded $2,407, (December 31, 2010 - $593) on amortization of deferred financing cost.

Energy Quest Inc.
(A Development Stage Company)
Notes to the Financial Statements

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price.  Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15.  This fair value of the derivative liability at issuance of $52,570 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $17,570.  The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $35,000.  See Note 9.

As at December 31, 2011, the carrying values of the convertible note and accrued convertible interest payable thereon were $27,572 and $1,680, respectively.

The following table summarize the change in convertible debt as of December 31, 2011:

	December 31, 2011	December 31, 2010

Proceeds from convertible debt	$35,000	$–
Discount	(35,000)	–
Accretion of debt discount	27,572	–
Carrying value	$27,572	$–

During the year ended December 31, 2011, the Company recorded $27,572 as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on May 26, 2011.  During the year ended December 31, 2011, the Company recorded $1,970 on amortization of deferred financing cost.

7.	Equity

a)
Effective September 20, 2011, the Company settled $563,586 of outstanding management fees and advances due to the former President of the Company by returning Syngas Energy Corporation, a wholly-owned subsidiary of the Company, and its technology to him.  All amounts owed from Syngas to the Company were also forgiven.  The Company recognized $563,586 as a contribution of capital.  See Note 11.

b)	During the year ended December 31, 2010 and 2011, the Company issued 2,236,426 shares of common stock upon the partial conversion of the Notes referred to in Note 6.

c)	On December 15, 2011, the Company issued 1,000,000 shares of common stock with a fair value of $10,000 for services received pursuant to the agreement referred to in Note 12.

d)
On December 6, 2011, the Company issued 20,000,000 shares of common stock with a fair value of $400,000 for settlement of $361,654 due a related party.  Since the fair value of the shares issued was more than the amounts due to related party, the Company recognized as stock compensation of $38,346 as the debt was due to a related party.

e)	On August 10, 2011, the Company issued 239,914 shares of common stock for interest of the notes payable referred to in Note 10.

f)	During the year ended December 31, 2010, the Company issued 817,310 shares of common stock upon the partial conversion of the Notes referred to in Note 6.

g)	On September 1, 2010, the Company issued 500,000 shares of common stock with a fair value of $36,000 for services received.

h)	On June 5, 2010, the Company issued 2,000,000 shares of common stock pursuant to a private placement at $0.05 per share for cash proceeds of $100,000.

Energy Quest Inc.
(A Development Stage Company)
Notes to the Financial Statements
8.	Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2011 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, December 31, 2011 $	Balance, December 31, 2010 $

Derivative liabilities	–	–	(94,612)	(94,612)	(97,375)

	–	–	(94,612)	(94,612)	(97,375)

The fair values of other financial instruments, which include accounts payable and accrued liabilities, amounts due to related parties, notes payable, notes payable – related parties, convertible notes and derivative liabilities, approximate their carrying values due to the relatively short-term maturity of these instruments.

Energy Quest Inc.
(A Development Stage Company)
Notes to the Financial Statements

9.	Derivative Liability

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

The following table summarizes the change in derivative liabilities as of December 31, 2011:

Derivative Liabilities at December 31, 2010	$97,375
Addition of new derivative liabilities	52,570
Conversion of derivative liability	(63,517)
Change in fair value of embedded conversion option	8,184
Derivative Liabilities at December 31, 2011	$94,612

The following table summarizes the loss on derivatives as of December 31, 2011:

Fair value of derivative liabilities in excess of note proceeds received	17,570
Change in fair value of derivative liabilities at December 31, 2011	8,184
Loss on derivative liabilities – December 31, 2011	$25,754

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 212% - 534%; risk-free interest rates ranging from 0.01% - 0.28% and expected terms based on the contractual term.

10.	Notes Payable

On August 10, 2011, the Company received $30,000 from two lenders in exchange for two promissory notes payable.  The notes bear interest at 8% per annum and are due on demand.  On August 10, 2011, the Company issued 239,914 shares of common stock at a fair value of $8,397 for the $2,399 interest on the notes.  This resulted in a loss of $5,998.  As of December 31, 2011, both notes are in default.

11.	Sale of Subsidiary

The Company entered into an Agreement dated September 20, 2011 to return its wholly-owned subsidiary, Syngas Energy Corporation (“Syngas”) and its technology to the former President of the Company as full settlement of any debts owed or accrued to him.  Upon the closing of the transaction, the Company has no subsidiaries and the financial statements are no longer consolidated.  Upon the return of Syngas, the former President forever discharges and releases the Company from any and all claims, damages, actions, etc. which the former President had or may have arising out of the Debt Amount.  As a term of the Agreement, the intercompany debt between Syngas and the Company is extinguished.  The sole asset and liability of Syngas at the time of the transaction consisted of the intercompany debt of $61,457.  The Company recognized the settlement of debt of the former President of $563,586 as a charge to additional paid-in capital as it was a related party transaction.

12.	Commitments

In the normal course of business, we may become subject to lawsuits and other claims and proceedings.  Such matters are subject to uncertainty and outcomes are not predictable with assurance.  Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations.

a)
On December 15, 2011, the Company entered into an Agreement with a Consultant to provide services to the Company and to identify potential business opportunities or potential business acquisitions in the broadcasting, production and music media business.  The term is for a period of one year.  On December 20, 2011, the Consultant was issued 1,000,000 shares of common stock with a fair value of $10,000.

Energy Quest Inc.
(A Development Stage Company)
Notes to the Financial Statements

13.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 35% to income (loss) before taxes follows:

	For the year ended December 31, 2011	For the year ended December 31, 2010

Income tax recovery at statutory rate	$148,142	$1,193,441

Non-deductible stock-based compensation	(16,921)	(12,600)

Non-deductible amortization	–	(52,500)

Non-deductible impairment	–	(921,433)

Valuation allowance change	(131,221)	(206,908)

Provision for income taxes	$–	$–

The components of the net deferred tax asset at December 31, 2011 and 2010 consist of:

	December 31, 2010	December 31, 2010

Net operating loss carry-forward	$2,260,000	$2,100,000

Valuation allowance	(2,260,000)	(2,100,000)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not.  At December 31, 2011, the Company has a net operating loss carry-forward of $6,449,300 that expire through fiscal 2031.  Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward.  The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited under IRC 382.

14.	Subsequent Events

On March 10, 2012, the Company entered into a promissory note agreement with its president for $26,000 with 5% interest.  The note is due on October 10, 2012 or upon demand of the president.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants.  Our audited financial statements for the fiscal years ended December 31, 2011 and 2010 have been included in this annual report in reliance upon Malone & Bailey PC, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

 None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of March 26, 2012.

Other Public
Company
	Position(s) Held in		Directorships
Name and Age	Energy Quest Inc.	Tenure	Held by Director
Wilfred J. Ouellette, 68	Director	From July 1, 2005 to August 1, 2011	n/a
	President, and Chief Executive Officer	From May 5, 2006 to August 1, 2011
Ronald Foster, 70	President and Chief Executive Officer	From August 1, 2011 to present	n/a
	Chief Financial Officer	From January 31, 2010 to present	n/a
	Director, Secretary, and Treasurer	From July 1, 2008 to present	n/a
Abdul Al Hamri, 40	Director	From June 14, 2010 to present	n/a

Michael Midagliotti, 58	Vice President and Director	From April 1, 2010 to present	n/a
Peter J. Stephen, 43	Director	From April 21, 2008 to present	n/a
Wilfred J. Ouellette, 68	Former Director	From July 1, 2005 to August 1, 2011	n/a
	Former, President, and Chief Executive Officer	From May 5, 2006 to August 1, 2011
David Doherty, 39	Vice President of International Finance &Trade	From 2010 to September 29, 2011	n/a

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

Ronald Foster, Director, President, Chief Financial Officer, and Secretary

Ronald Foster has been a director since July 8, 2008 and our President and Chief Executive Officer since August 1, 2011 and also serves as our Secretary and Chief Financial Officer since January 31, 2010.  His primary responsibilities include finance, compliance and business development.  In his career, Mr. Foster has held a number of senior-level executive positions with several publicly traded companies, including, ValCom Inc., SBI Communications, Inc., EL-Phills Inc., Golden American Network and ROPA Communications Inc.  He created and produced “Stock Outlook 86, 87, 88, 89”, a video presentation of public companies through Financial News Network, (FNN) a national cable network.  Mr. Foster has a tremendous amount of experience with mergers & acquisitions, restructuring and the operations of publicly traded companies.  Mr. Foster developed a strong operational focus through his past operations, management and consulting positions in the marketing, entertainment and financial business in the different companies that he has been affiliated with.

Michael Midagliotti, Director, Vice President

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

Item 11.  Executive Compensation

The following table sets forth, as of December 31, 2011, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald Foster, President, CEO, CFO, Treasurer, Secretary and Director (1)	2011	87,500	0	0	0	0	0	0	87,500
	2010	150,000	0	0	0	0	0	0	150,000
Wilfred J. Ouellette, Former President, CEO, and Director (2)	2011	87,500	0	0	0	0	0	0	87,500
	2010	150,000	0	0	0	0	0	0	100,000

(1)
Mr. Foster has been our Chief Financial Officer since January 31, 2010, a Director, Secretary and Treasurer since July 1, 2008 and serves as our President and Chief Executive Officer since August 1, 2011.

(2)
Mr. Ouellette has been a director since July 1, 2005 and our President, Chief Executive Officer since May 5, 2006.  He was our Chief Financial Officer from May 5, 2006 to January 2, 2008 and our President and CEO until August 1, 2011.

Employment Agreements

On January 31, 2007 we entered into an executive employment agreement with Wilfred J. Ouellette for the position of Chief Executive Officer, for a period of sixty months at a base salary of $150,000 per year.  The agreement expires March 31, 2012.  We recognized $150,000 of management fees for the twelve-month period ended December 31, 2010 and recognized $87,500 for the seven-months period ended July 31, 2011 at which time Mr. Ouellette resigned as officer and director and employment agreement was canceled.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal 2011.  As of March 30, 2012, none of our executive officers or directors owned any of our derivative securities.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending Board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director for the year ended December 31, 2011.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2011.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of March 30, 2012 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of March 26, 2012 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 30, 2012, there were 40,611,944 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Abdulsalam Al Hamri (3) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	2,000,000	4.92
Ronald Foster (4) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	20,000,000	49.25
Michael Midagliotti (5) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	0	0
Peter Stephens (6) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	22,000,000	54.17
Wilfred J. Ouellette (7) 78 Belleville Ave Spruce Grove, AB T7X 1H8	Common Shares	528,940 (8)	1.3

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

(2)	Based on 40,611,944 issued and outstanding shares of common stock as of March 26, 2012.
(3)	Abdulsalam Al Hamri is a director.
(4)	Ronald Foster is our director and our Chief Executive Officer, Chief Financial Officer and Secretary.
(5)	Michael Midagliotti is our director and Vice President.
(6)	Peter Stephens is our director
(7)	Wilfred J. Ouellette was a former director, President and Chief Executive Officer.
(8)	Includes 422,524 shares owned by 975110 Alberta Ltd., a company over which Wilfred J. Ouellette has the voting and investment control and 106,416 shares Mr. Ouellette owns in his own name.

Item 13.  Certain Relationships, Related Transactions and Director Independence

During the year ended December 31, 2011, we recorded $87,500 for management services provided by our President and Chief Financial Officer and Secretary of the company.

During the 7 months ended July 31, 2011, we recorded $87,500 for management services provided by our previous President.

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

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Morgan & Company, and our current auditors, Malone & Bailey PC, for the audit of our annual financial statements respectively for the years ended December 31, 2011 and 2010 and any other fees billed for other services Malone & Bailey PC during these periods.  All fees are paid by US dollars.

	Year Ended December 31,	Year Ended December 31,
	2010	2011
Audit fees	$16,750	$18,000
Audit-related fees	$19,155	$19,900
Tax fees	-	-
All other fees	-	-
Total	$35,905	$37,900

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually.  The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None.  The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment dated January 27, 2005 (2)
3.3	Certificate of Amendment dated December 29, 2005
3.4	Certificate of Amendment dated May 10, 2007 (3)
3.5	Bylaws (1)
10.1	Executive employment agreement with Wilfred J. Ouellette dated April 17, 2007 (3)
10.2	Executive employment agreement with Steve Eilers dated April 17, 2007 (3)
10.3	Executive employment agreement with Vasant K. Jain dated January 3, 2008 (4)
10.4	Licensing agreement with Poly-Pacific International Inc. dated October 24, 2007
10.5	0% convertible debenture with Vasant Jain dated September 4, 2007 (5)
10.6	Manufacturing agreement with I-Coda Group dated July 24, 2007 (6)
10.7	Licensing agreement with Beaufort Energy Solutions, Inc. dated April 24, 2007 (3)
10.8	Licensing agreement with Re-Gen International Corporation dated April 19, 2007 (3)
10.9	Consulting agreement with Ronald Foster dated April 26, 2007 (3)
10.10	Ethics Policy (7)
10.11	Human Rights Policy Statement (7)
21	Subsidiaries: Syngas Energy Corp., which was incorporated under the laws of British Columbia on December 14, 2004.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
(4) Included as an exhibit to our Form 8- K filed on January 8, 2008.
(5) Included as an exhibit on our Form 10QSB filed November 19, 2007.
(6) Included as an exhibit on our Form 10QSB filed August 15, 2007.
(7) Included as an exhibit on our Form 10-K filed April 1, 2008.
(8) Included as an exhibit on our Form 8-K filed May 12, 2010
(9) Included as an exhibit on our Form 8-K filed June 1, 2010
(10) Included as an exhibit on our Form 8-K filed June 15, 2010
(11) Included as an exhibit on our Form 10-K/A filed July 16, 2010
(12) Included as an exhibit on our Form 10 Q filed May 24, 2010
(13) Included as an exhibit on our Form 10 Q filed August 16, 2010
(14) Included as an exhibit on our Form 10 Q/A file November 18, 2010
(15) Included as an exhibit on our Form 10-K filed March 30, 2011
(16) Included as an exhibit on our Form 10 Q filed May 23, 2011
(17) Included as an exhibit on our Form 8-K filed August 8, 2011
(18) Included as an exhibit on our Form 10 Q filed August 10, 2011
(19) Included as an exhibit on our Form 8-K filed October 5, 2011
(20) Included as an exhibit on our Form 10 Q file November 15, 2011
(21) Included as an exhibit on our Form 10 Q/A filed December 19, 2011
(22) Included as an exhibit on our Form 10 Q/A filed December 19, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2012	Energy Quest Inc. By: /s/ Ronald Foster Ronald Foster President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Foster	President, Chief Executive	March 30, 2012
Ronald Foster	Officer, Chief Financial Officer and Director

/s/ Michael Midagliotti	Vice President and Director	March 30, 2012
Michael Midagliotti

/s/ Peter Stephens	Director	March 30, 2012
Peter Stephens

/s/ Abdulsalam Al Hamri	Director	March 30, 2012
Abdulsalam Al Hamri