Form 10-Q
period 2012-03-31
ENERGY QUEST, INC.
filed 2012-05-17
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 000-28305

ENERGY QUEST, INC.

(Name of Small Business Issuer in its charter)

Nevada	91-1880015
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

103 Firetower Road Leesburg, Georgia	31763-3755
(Address of principal executive offices)	(Zip Code)

(229) 759-9176

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]    No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “ large accelerated filer ” , “ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]      Accelerated filer [ ]      Non-accelerated filer [ ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes     [ ]       No   [x]

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 15, 2012 the registrant had 40,611,944 shares of common stock outstanding.

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

Energy Quest Inc.
(A Development Stage Company)

March 31, 2012

Index

Balance Sheets (Unaudited)	F-1

Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2

Statements of Cash Flows (Unaudited)	F-3

Notes to the Unaudited Financial Statements	F-4 to F-7

Energy Quest Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
Assets

Current Assets

Cash	$ 488	$ 257
Deferred financing cost	–	530

Total Assets	488	787

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	46,887	50,534
Amounts due to related parties	13,509	7,706
Notes payable	30,000	30,000
Notes payable – related parties	62,045	35,710
Convertible notes, net of discount of $0.00 and $7,428, respectively	59,000	51,572
Derivative liabilities	111,859	94,612

Total Liabilities	323,300	270,134

Stockholders' Deficit

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 40,611,944 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	40,612	40,612

Additional Paid-in Capital	10,010,927	10,010,927

Deficit Accumulated During the Development Stage	(10,374,351)	(10,320,886)

Total Stockholders’ Deficit	(322,812)	(269,347)

Total Liabilities and Stockholders’ Deficit	$ 488	$ 787

Energy Quest Inc.

(A Development Stage Company)

Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Period from December 14, 2004 (Date of Inception) to March 31, 2012
Revenue	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	–	75,000	5,616,394
General and administrative	12,693	15,230	620,461
Professional fees	13,720	5,000	541,191
Research and development	–	–	266,494
Depreciation and depletion	–	–	398,077
Impairment of intangible assets	–	–	2,632,666
Loss on theft of cash	–	–	80,000

	26,413	95,230	10,155,283

Loss from operations:	(26,413)	(95,230)	(10,150,119)

Interest expense	(9,805)	(18,660)	(172,536)
Gain on settlement of former related party debt	–	–	310,003
(Loss) gain on derivative financial instruments	(17,247)	9,525	(155,001)
Loss on shares issued for interest	–	–	(5,998)
Loss on write-off of loan receivable	–	(6,778)	(200,700)

Net loss	$ (53,465)	$ (111,143)	$ (10,374,351)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.01)

Weighted Average Shares Outstanding – Basic and Diluted	40,612,000	17,329,000

Energy Quest Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011	Accumulated from December 14, 2004 (Date of Inception) to March 31, 2012

Cash Flows Used In Operating Activities
Net loss	$ (53,465)	$ (111,143)	$ (10,374,351)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	7,428	16,483	135,000
Shares issued for services	–	–	4,617,793
Loss on shares issued for interest	–	–	5,998
Loss on shares issued for amounts due related parties	–	–	54,321
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	–	6,778	200,700
Loss (gain) on derivative instruments	17,247	(9,525)	155,001
Impairment of intangible assets	–	–	2,632,666
Amortization of intangible assets	–	–	398,077
Gain on settlement of former related party debt	–	–	(310,003)
Amortization of deferred financing cost	530	989	8,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(3,647)	7,058	38,213
Due to related parties	5,803	79,902	1,201,669

Net Cash Used in Operating Activities	(26,104)	(9,458)	(1,156,916)

Investing Activities
Loan receivable	–	2,000	(201,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Provided by (Used In) Investing Activities	–	2,000	(306,357)

Financing Activities
Proceeds from issuance of common stock	–	–	744,307
Payment of deferred financing cost	–	–	(8,000)
Proceeds from convertible note	–	–	135,000
Proceeds from notes payable	–	–	30,000
Proceeds from notes payable – related party	26,000	–	595,714
Re-payment of note payable	–	–	(28,005)

Net Cash Provided By Financing Activities	26,000	–	1,469,016

Effect of Exchange Rate Changes on Cash	335	423	(5,255)

(Decrease) Increase in Cash and Cash Equivalents	231	(7,035)	488

Cash and Cash Equivalents, Beginning	257	8,246	–

Cash and Cash Equivalents, Ending	$ 488	$ 1,211	$ 488

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	–	722,608
Discount on convertible notes payable from derivative	–	–	135,000
Conversion of derivative liability	–	12,157	178,142
Conversion of interest	–	–	2,400
Related party debt settlement	–	–	563,586
Conversion of convertible notes to common stock	–	6,000	78,000

Energy Quest Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

1.        Basis of Presentation

The accompanying unaudited interim financial statements of Energy Quest, Inc. (“Energy Quest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

The Company entered into an Agreement dated December 15, 2011 with a Consultant to provide services to the Company and to identify potential business opportunities or potential business acquisitions in the broadcasting, production and music media business. Refer to Note 9.

2.        Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to March 31, 2012, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

3.        Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.        Related Party Transactions

The following details amounts due to related parties at March 31, 2012:

a)       During the three month period ended March 31, 2012, the Company recorded $Nil (2011 - $37,500) for management services provided by the President of the Company. At March 31, 2012, $5,133 (December 31, 2011 - $Nil) is included in due to related parties.

The following details Notes payable – related parties:

b)       On March 15, 2009, the Company received $15,045 (CDN$ 15,000) from a related party consultant in exchange for a promissory note payable. The note bears interest at 6% per annum and is due on demand. At March 31, 2012, this amount is included in notes payable – related party, and the related accrued interest of $2,750 (December 31, 2011 - $2,469) is included in amounts due to related parties.

c)       On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At March 31, 2012, accrued interest of $5,551 (December 31, 2011 - $5,237) is included in amounts due to related parties.

d)       On March 10, 2012, the Company received $26,000 from the President of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and is due on October 10, 2012 or upon demand. At March 31, 2012, accrued interest of $75 is included in amounts due to related parties.

Energy Quest Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

5.        Convertible Debt

a)       On November 24, 2010, the Company borrowed $50,000 from a private investor and issued a callable convertible note with an 8% interest rate, 22% interest rate upon default and a maturity of nine months. The Company paid a finders’ fee of $3,000. The note is convertible into common shares at 55% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15. This fair value of the derivative liability at issuance of $71,911 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $21,911. The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $50,000. As of March 31, 2012, the discount has been fully accreted.

During the year ended December 31, 2011, $26,000 was converted into 1,994,491 shares of common stock. As at March 31, 2012, the carrying values of the convertible note, and accrued convertible interest payable thereon, were $24,000, (December 31, 2011 - $24,000), and $3,896, (December 31, 2011 - $3,417), respectively.

The following table summarizes the change in convertible debt as of March 31, 2012:

	March 31, 2012	December 31, 2011

Carrying value (B/F)	$ 24,000	$ -
Converted into 1,994,491 shares of common stock	–	(26,000)
Accretion of debt discount	–	50,000
Carrying value	$ 24,000	$ 24,000

During the three month period ended March 31, 2012, the Company recorded $Nil (December 31, 2011 - $43,223) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $3,000 on November 24, 2010. During the three month period ended March 31, 2012, the Company recorded $Nil, (December 31, 2010 - $2,407) on amortization of deferred financing cost.

b)       On May 26, 2011, the Company borrowed $35,000 from a private investor and issued a callable convertible note with an 8% interest rate, 22% interest rate upon default and a maturity of nine months. The Company paid a finders’ fee of $2,500. The note is convertible into common shares at 50% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15. This fair value of the derivative liability at issuance of $52,570 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $17,570. The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $35,000. See Note 7.

As at March 31, 2012, the carrying values of the convertible note, and accrued convertible interest payable thereon, were $35,000, (December 31, 2011 - $27,572), and $2,378, (December 31, 2011 - $1,680), respectively.

The following table summarizes the change in convertible debt as of March 31, 2012:

	March 31, 2012	December 31, 2011

Carrying value (B/F)	$ 27,572	$ –
Proceeds from convertible debt	–	35,000
Discount	–	(35,000)
Accretion of debt discount	7,428	27,572
Carrying value	$ 35,000	$ 27,572

During the three month period ended March 31, 2012, the Company recorded $7,428 (December 31, 2011 - $27,572) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on May 26, 2011. During the three month period ended March 31, 2012, the Company recorded $530 (December 31, 2011 - $1,970) on amortization of deferred financing cost.

Energy Quest Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Unaudited)

6.        Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at March 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, March 31, 2012 $	Balance, December 31, 2011 $

Derivative liabilities	–	–	(111,859)	(111,859)	(94,612)

	–	–	(111,859)	(111,859)	(94,612)

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

(Unaudited)

7.        Derivative Liability

ASC 815-15 lays out a procedure to determine if an equity-linked financial instrument (or embedded feature) is indexed to its own common stock.

Convertible Debt – The embedded conversion option in the Company’s notes described in Note 5 contain a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities as of March 31, 2012:

Derivative Liabilities at December 31, 2011	$ 94,612
Addition of new derivative liabilities	–
Conversion of derivative liability	–
Change in fair value of embedded conversion option	17,247
Derivative Liabilities at March 31, 2012	$ 111,859

The following table summarizes the loss on derivatives as of March 31, 2012:

Fair value of derivative liabilities in excess of note proceeds received	$ –
Change in fair value of derivative liabilities at March 31, 2012	17,247
Loss on derivative liabilities – March 31, 2012	$ 17,247

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 230% - 430%; risk-free interest rates ranging from 0.01% - 0.28% and expected terms based on the contractual term.

8.        Notes Payable

On August 10, 2011, the Company received $30,000 from two lenders in exchange for two promissory notes payable. The notes bear interest at 8% per annum and are due on demand. On August 10, 2011, the Company issued 239,914 shares of common stock at a fair value of $8,397 for the $2,399 interest on the notes. This resulted in a loss of $5,998. As of March 31, 2011, both notes are in default.

9.        Commitments

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $488 and a working capital deficiency of $322,812.  As of March 31, 2012 our accumulated deficit was $10,374,351.  For the three months ended March 31, 2012 our net loss was $53,465 compared to $111,143 during the same period in 2011.

Our loss was funded by proceeds from shareholder loans.  During the three months ended March 31, 2012, we raised in net proceeds $26,000 through financing activities and our cash position increased by $231.

We used net cash of $26,104 in operating activities for the three months ended March 31, 2012 compared to net cash of $9,458 in operating activities for the same period in 2011.  We did not use any money in investing activities for the three months ended March 31, 2012 compared to net cash of $2,000 for investing activities during the same period in 2011.  The effect of exchange rates on cash was an increase in cash of $335 for the three months ended March 31, 2012 compared to $423 during three months ended March 31, 2011.

During the three months ended March 31, 2012 our monthly cash requirement was approximately $8,701, compared to approximately $3,153 for the same period in 2011.  We expect to require a total of approximately $13,750,000 to fully carry out our business plan over the next twelve months beginning June 2012 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that the company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations.  Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future.  The company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations.  Management plans to raise equity financings over the next twelve months to finance operations.  There is no guarantee that the company will be able to complete any of these objectives.  The company has incurred losses from operations since inception and at March 31, 2012, have a working capital deficiency and an accumulated deficit that creates substantial doubt about the company’s ability to continue as a going concern.

We intend to raise the funds to meet our cash requirements (approximately $13,750,000) from private placements, loans, or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months.  At this time we do not have any commitments from any broker-dealer to provide us with financing.  There is no guarantee that we will be successful in raising any capital.  There is no assurance that we will be able to obtain such additional funds on favorable terms, if at all.  If we fail in raising capital, our business may fail and we may curtail or cease our operations.

Results of Operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and from inception to March 31, 2012.

Limited Revenues

Since our inception on December 14, 2004 to March 31, 2012, we have earned limited revenue of $5,164.  As of March 31, 2012, we have an accumulated deficit of $10,374,351 and we did not earn any revenues during the three months ending on March 31, 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $53,465 for the three months ended March 31, 2012, compared to a net loss of $111,143 for the same period in 2011.  From inception on December 14, 2004 to March 31, 2012, we have incurred a net loss of $10,374,351.  Our basic and diluted loss per share was $0.00 for the three months ended March 31, 2012, and $0.01 for the same period in 2011.

Expenses

Our total operating expenses decreased from $95,230 to $26,413 for the three months ended March 31, 2012 compared to the same period in 2011.  This decrease in expenses is mostly due to lower consulting and management fees.  Since our inception on December 14, 2004 to March 31, 2012, we have incurred total operating expenses of $10,155,283.

Our consulting and management fees decreased from $75,000 to $nil for the three months ended March 31, 2012 compared to the same period in 2011.  Since our inception on December 14, 2004 until March 31, 2012 we have spent $5,616,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses decreased from $15,230 to $12,693 for the three months ended March 31, 2012 compared to the same period in 2011.  Since our inception on December 14, 2004 until March 31, 2011 we have spent $620,461 on general and administrative expenses.

We spent $nil on research and development expenses for the three months ended March 31, 2012 and during the three months ended March 31, 2011.  Since our inception on December 14, 2004 until March 31, 2012 we have spent $266,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased from $5,000 to $13,720 for the three months ended March 31, 2012 compared to the same period in 2011. Since our inception on December 14, 2004 until March 31, 2012 we have spent $541,191 on professional fees.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Related Party Transactions

The following details are related to note receivable and payable from related parties at March 31, 2012:

During the three month period ended March 31, 2012, we recorded $nil (2011 - $37,500) for management services provided by our President. At March 31, 2012, $5,133 (December 31, 2011 - $Nil) is included in due to related parties.

On March 15, 2009, we received $15,045 (CDN$ 15,000) from a related party consultant in exchange for a promissory note payable. The note bears interest at 6% per annum and is due on demand. At March 31, 2012, this amount is included in notes payable – related party, and the related accrued interest of $2,750 (December 31, 2011 - $2,469) is included in amounts due to related parties.

On November 5, 2007, we received $21,000 from a director in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At March 31, 2012, accrued interest of $5,551 (December 31, 2011 - $5,237) is included in amounts due to related parties.

On March 10, 2012, we received $26,000 from our President in exchange for a promissory note payable. The note bears interest at 5% per annum and is due on October 10, 2012 or upon demand. At March 31, 2012, accrued interest of $75 is included in amounts due to related parties.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risks.

Not applicable.

ITEM 4.  Control and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures. The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of September 30, 2012 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K filed with the SEC on March 30, 2012, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings.

As of March 31, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2.  Unregistered Sales of Equity Securities.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ENERGY QUEST INC.
(REGISTRANT)
Date: May 17, 2012	/s/ Ron Foster
Ron Foster
President, Chief Executive Officer, Chief Financial Officer, Director

