Form 10-Q
period 2012-06-30
ENERGY QUEST, INC.
filed 2012-08-14
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2012 the registrant had 42,581,641 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Energy Quest Inc.
(A Development Stage Company)
June 30, 2012
Index
Balance Sheets (Unaudited)	F-1
Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2
Statements of Cash Flows (Unaudited)	F-3
Notes to the Unaudited Financial Statements	F-4 to F-7

Energy Quest Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$ 328	$ 257
Deferred financing cost	–	530
Total Assets	328	787
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	55,049	50,534
Amounts due to related parties	23,185	7,706
Notes payable	30,000	30,000
Notes payable – related parties	61,637	35,710
Convertible notes, net of discount of $0 and $7,428, respectively	82,000	51,572
Derivative liabilities	175,465	94,612
Total Liabilities	427,336	270,134
Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 42,581,641 and 40,611,944 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	42,582	40,612
Additional Paid-in Capital	10,029,089	10,010,927
Deficit Accumulated During the Development Stage	(10,498,679)	(10,320,886)
Total Stockholders’ Deficit	(427,008)	(269,347)
Total Liabilities and Stockholders’ Deficit	$ 328	$ 787

Energy Quest Inc.

(A Development Stage Company)

Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Period from December 14, 2004 (Date of Inception) to June 30, 2012
Revenue	$ –	$ –	$ –	$ –	$ 5,164
Expenses
Consulting and management fees	–	75,000	–	150,000	5,616,394
General and administrative	8,564	10,313	21,257	25,543	629,025
Professional fees	6,480	20,760	20,200	25,760	547,671
Research and development	–	–	–	–	266,494
Depreciation and depletion	–	–	–	–	398,077
Impairment of intangible assets	–	–	–	–	2,632,666
Loss on theft of cash	–	–	–	–	80,000
	15,044	106,073	41,457	201,303	10,170,327
Loss from operations:	(15,044)	(106,073)	(41,457)	(201,303)	(10,165,163)
Interest expense	(32,046)	(26,913)	(41,851)	(45,573)	(204,582)
Gain on settlement of former related party debt	–	–	–	–	310,003
Loss on derivative financial instruments	(77,238)	(61,289)	(94,485)	(51,764)	(232,239)
Loss on shares issued for interest	–	–	–	–	(5,998)
Loss on write-off of loan receivable	–	–	–	(6,778)	(200,700)
Net loss	$ (124,328)	$(194,275)	$ (177,793)	$ (305,418)	$ (10,498,679)
Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.02)
Weighted Average Shares Outstanding – Basic and Diluted	40,634,000	17,577,000	40,623,000	17,454,000

Energy Quest Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011	Accumulated from December 14, 2004 (Date of Inception) to June 30, 2012
Cash Flows Used In Operating Activities
Net loss	$ (177,793)	$ (305,418)	$ (10,498,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	7,428	39,572	135,000
Shares issued for services	–	–	4,617,793
Loss on shares issued for interest	–	–	5,998
Loss on shares issued for amounts due related parties	–	–	54,321
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	–	6,778	200,700
Loss on derivative instruments	94,485	51,764	232,239
Penalties on convertible debt	29,500	–	29,500
Impairment of intangible assets	–	–	2,632,666
Amortization of intangible assets	–	–	398,077
Gain on settlement of former related party debt	–	–	(310,003)
Amortization of deferred financing cost	530	2,303	8,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,515	19,054	46,375
Due to related parties	15,479	142,811	1,211,345
Net Cash Used in Operating Activities	(25,856)	(43,136)	(1,156,668)
Investing Activities
Loan receivable	–	2,000	(201,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)
Net Cash Provided by (Used In) Investing Activities	–	2,000	(306,357)
Financing Activities
Proceeds from issuance of common stock	–	–	744,307
Payment of deferred financing cost	–	(2,500)	(8,000)
Proceeds from convertible note	–	–	135,000
Proceeds from notes payable	–	35,000	30,000
Proceeds from notes payable – related party	26,000	–	595,714
Re-payment of note payable	–	–	(28,005)
Net Cash Provided By Financing Activities	26,000	32,500	1,469,016
Effect of Exchange Rate Changes on Cash	(73)	553	(5,663)
Increase (Decrease) in Cash and Cash Equivalents	71	(8,083)	328
Cash and Cash Equivalents, Beginning	257	8,246	–
Cash and Cash Equivalents, Ending	$ 328	$ 163	$ 328
Supplemental Disclosures
Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–
Non-Cash Activities
Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	–	722,608
Discount on convertible notes payable from derivative	–	–	135,000
Conversion of derivative liability	13,632	39,694	191,774
Conversion of interest	–	–	2,400
Related party debt settlement	–	–	563,586
Conversion of convertible notes to common stock	6,500	16,000	84,500

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

The Company entered into an Agreement dated December 15, 2011, with a Consultant to provide services to the Company and to identify potential business opportunities or potential business acquisitions in the broadcasting, production and music media business. Refer to Note 9 (a).

2.     Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to June 30, 2012, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

3.     Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.     Related Party Transactions

The following details amounts due to related parties at June 30, 2012:

a.	During the six month period ended June 30, 2012, the Company recorded $Nil (2011 – $75,000) for management services provided by the President of the Company. At June 30, 2012, $14,027 (December 31, 2011 – $Nil) is owed to the President for expenses paid on behalf of the Company.

The following details Notes payable – related parties:

b.	On March 15, 2009, the Company received $14,637 (CDN$15,000) from a related party consultant in exchange for a promissory note payable. The note bears interest at 6% per annum and is due on demand. At June 30, 2012, this amount is included in notes payable – related party, and the related accrued interest of $2,895 (December 31, 2011 – $2,469) is included in amounts due to related parties.
c.	On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At June 30, 2012, accrued interest of $5,865 (December 31, 2011 – $5,237) is included in amounts due to related parties.
d.	On March 10, 2012, the Company received $26,000 from the President of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and is due on October 10, 2012 or upon demand. At June 30, 2012, accrued interest of $399 is included in amounts due to related parties.

5.	Convertible Debt
a.	On November 24, 2010, the Company borrowed $50,000 from a private investor and issued a callable convertible note with an 8% interest rate, 150% of outstanding principal and unpaid interest upon default and a maturity of nine months. The Company paid a finders’ fee of $3,000. The note is convertible into common shares at 55% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15. This fair value of the derivative liability at issuance of $71,911 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $21,911. The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $50,000. See Note 7.

During the six month period ended June 30, 2012 and the year ended December 31, 2011, $6,500 and $26,000 were converted into 1,969,697 and 1,994,491 shares of common stock, respectively. As at June 30, 2012, the carrying values of the convertible note, and accrued convertible interest payable thereon, were $29,500 (December 31, 2011 – $24,000), and $4,613 (December 31, 2011 – $3,417), respectively.

The following table summarize the change in convertible debt as of June 30, 2012:

	June 30, 2012	December 31, 2011
Carrying value (B/F)	$ 24,000	$ –
Converted into 1,969,697 and 1,994,491 shares of common stock, respectively	(6,500)	(26,000)
Accretion of debt discount	–	50,000
Penalty due to default	12,000	–
Carrying value	$ 29,500	$ 24,000

During the six month period ended June 30, 2012, the Company recorded $Nil (2011 – $35,165) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $3,000 on November 24, 2010. During the six month period ended June 30, 2012, the Company recorded $Nil, (2011 – $1,989) on amortization of deferred financing cost. During the six month period ended June 30, 2012, the Company record $12,000, (2011 - $Nil) as penalty upon default. Per default terms, the principal of the note increased by 150% during the quarter.

b.	On May 26, 2011, the Company borrowed $35,000 from a private investor and issued a callable convertible note with an 8% interest rate, 150% of outstanding principal and unpaid interest upon default and a maturity of nine months. The Company paid a finders’ fee of $2,500. The note is convertible into common shares at 50% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

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

As at June 30, 2012, the carrying values of the convertible note, and accrued convertible interest payable thereon, were $52,500, (December 31, 2011 – $27,572), and $3,425, (December 31, 2011 – $1,680), respectively.

The following table summarize the change in convertible debt as of June 30, 2012:

	June 30, 2012	December 31, 2011
Carrying value (B/F)	$ 27,572	$ –
Proceeds from convertible debt	–	35,000
Discount	–	(35,000)
Accretion of debt discount	7,428	27,572
Penalty due to default	17,500	–
Carrying value	$ 52,500	$ 27,572

During the six month period ended June 30, 2012, the Company recorded $7,428 (2011 – $4,407) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on May 26, 2011. During the six month period ended June 30, 2012, the Company recorded $530 (2011 – $315) on amortization of deferred financing cost. During the six month period ended June 30, 2012, the Company record $17,500, (2011 - $Nil) as penalty upon default. Per default terms, the principal of the note increased by 150% during the quarter.

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

 Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at June 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, June 30, 2012 $	Balance, December 31, 2011 $
Derivative liabilities	–	–	(175,465)	(175,465)	(94,612)
	–	–	(175,465)	(175,465)	(94,612)

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

The following table summarizes the change in derivative liabilities as of June 30, 2012:

Derivative Liabilities at December 31, 2011	$ 94,612
Addition of new derivative liabilities	–
Conversion of derivative liability	13,632
Change in fair value of embedded conversion option	67,221
Derivative Liabilities at June 30, 2012	$ 175,465

The following table summarizes the loss on derivatives as of June 30, 2012:

Fair value of derivative liabilities in excess of note proceeds received	$ –
Change in fair value of derivative liabilities at June 30, 2012	94,485
Loss on derivative liabilities – June 30, 2012	$ 94,485

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 230% – 448%; risk-free interest rates ranging from 0.01% – 0.28% and expected terms based on the contractual term.

8.     Notes Payable

On August 10, 2011, the Company received $30,000 from two lenders in exchange for two promissory notes payable. The notes bear interest at 8% per annum and are due on demand. On August 10, 2011, the Company issued 239,914 shares of common stock at a fair value of $8,397 for the $2,399 interest on the notes. This resulted in a loss of $5,998. As of June 30, 2012, both notes are in default.

 9.     Commitments

In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations.

a.	On December 15, 2011, the Company entered into an Agreement with a Consultant to provide services to the Company and to identify potential business opportunities or potential business acquisitions in the broadcasting, production and music media business. The term is for a period of one year. On December 20, 2011, the Consultant was issued 1,000,000 shares of common stock with a fair value of $10,000.
b.	On June 11, 2012, the Company entered into an Agreement with a Consultant to provide general investor relation services to the Company. The term is on a month to month basis and will be renewed at the Company’s requests. The Consultant will be paid $3,000 per month in common stock. The Consultant has not provided any services to June 30, 2012.

10.   Subsequent Event

On July 12, 2012, the Company acquired a 100% interest in Quest Communications Inc. (“Quest”), a private Nevada company, in consideration for $15. Quest was incorporated in June 2012 and has not yet commenced operations.

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

On May 31, 2011, we entered into a Joint Venture Agreement with ZAO Transmashholding, a company registered in Moscow, Russia. The business purpose of the Joint Venture is to use the knowledge, connections and efforts of both parties to enhance their financial capacities in order to achieve their common business goals. Transmashholding has set up a bank account with $102,368,000 (Rub 3,200,000,000) to act as collateral for the Joint Venture to acquire lines of credit for financing its business projects. We are solely responsible for acquiring the lines of credit against the provided collateral, and will assume the main responsibility of finding and arranging investment opportunities for the Joint Venture. All revenues generated by the Joint Venture will be divided equally between both parties. Each party will be responsible for their own costs and neither party shall be liable for mistakes made by the other.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $328 and a working capital deficiency of $427,008. As of June 30, 2012 our accumulated deficit was $10,498,679. For the six months ended June 30, 2012 our net loss was $177,793 compared to $305,418 during the same period in 2011. This decrease was due mostly to lower consulting and management fees.

Our loss was funded by proceeds from shareholder loans and from the sale of our common stock. During the six months ended June 30, 2012, we raised in net proceeds $26,000 through financing activities and our cash position increased by $71.

We used net cash of $25,856 in operating activities for the six months ended June 30, 2012 compared to net cash of $43,136 in operating activities for the same period in 2011. We used net cash of $nil in investing activities for the six months ended June 30, 2012 compared to $2,000 during the same period in 2011. The effect of exchange rates on cash was a decrease in cash of $73 for the six months ended June 30, 2012 compared to an increase of $553 during six months ended June 30, 2011.

During the six months ended June 30, 2012 our monthly cash requirement was approximately $4,309, compared to approximately $7,189 for the same period in 2011. We expect to require a total of approximately $13,750,000 to fully carry out our business plan over the next twelve months beginning September 2012 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at June 30, 2012, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and from inception to June 30, 2012.

Limited Revenues

Since our inception on December 14, 2004 to June 30, 2012, we have earned limited revenue of $5,164. As of June 30, 2012, we have an accumulated deficit of $10,498,679 and we did not earn any revenues during the three months ending on June 30, 2012. At this time, our ability to generate any significant revenues continues to be uncertain. Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $124,328 for the three months ended June 30, 2012, compared to a net loss of $194,275 for the same period in 2011. This decrease in net loss is mostly due to decreased professional fees and consulting and management fees. From inception on December 14, 2004 to June 30, 2012, we have incurred a net loss of $10,498,679. Our basic and diluted loss per share was $0.00 for the three months ended June 30, 2012, and $0.01 for the same period in 2011.

Expenses

Our total operating expenses decreased from $106,073 to $15,044 for the three months ended June 30, 2012 compared to the same period in 2011. This decrease in expenses is mostly due to decreased professional fees and consulting and management fees. Since our inception on December 14, 2004 to June 30, 2012, we have incurred total operating expenses of $10,170,327.

Our consulting and management fees remain decreased $75,000 from $75,000 to $nil for the three months ended June 30, 2012 compared to the same period in 2011. Since our inception on December 14, 2004 until June 30, 2012 we have spent $5,616,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses decreased $1,749 from $10,313 to $8,564 for the three months ended June 30, 2012 compared to the same period in 2011. Since our inception on December 14, 2004 until June 30, 2012 we have spent $629,025 on general and administrative expenses.

We spent $0 on research and development expenses for the three months ended June 30, 2012 and June 30, 2011. Since our inception on December 14, 2004 until June 30, 2012 we have spent $266,494 on research and development. Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $14,280 to $6,480 for the three months ended June 30, 2012 from $20,760 for the same period in 2011, mainly due to slightly decreased legal and auditing services provided in the three month periods ended June 30, 2012. Since our inception on December 14, 2004 until June 30, 2012 we have spent $547,671 on professional fees.

Results of Operations for the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Limited Revenues

We did not earn any revenues during the six months ending on June 30, 2012, nor did we earn any revenues in the same period in 2011. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $177,793 for the six months ended June 30, 2012, compared to a net loss of $305,418 for the same period in 2011. This decrease in net loss is mostly due to decreased professional fees and consulting and management fees. Our basic and diluted loss per share was $0.00 for the six months ended June 30, 2012, and $0.02 for the same period in 2011.

Expenses

Our total operating expenses decreased from $201,303 to $41,457 for the six months ended June 30, 2012 compared to the same period in 2011. This decrease in expenses is mostly due to decreased professional fees and consulting and management fees.

Our consulting and management fees decreased from $150,000 to $nil for the six months ended June 30, 2012 compared to the same period in 2011.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies. Our general and administrative expenses decreased $4,286 from $25,543 to $21,257 for the six months ended June 30, 2012 compared to the same period in 2011.

We spent $nil on research and development expenses for the six months ended June 30, 2012 compared to $nil spent on research and development during the six months ended June 30, 2011.

Our professional fees, consisting primarily of legal, accounting and auditing fees, decreased by $5,560 to $20,200 for the six months ended June 30, 2012 from $25,760 for the same period in 2011, mainly due to decreased legal and auditing services provided in the six month period ended June 30, 2012.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks.

Not applicable.

ITEM 4. Control and Procedures

Not applicable

ITEM 4T. Control and Procedures.

Disclosure controls and procedures have been designed to ensure that information required to be disclosed by the Company is collected and communicated to management to allow timely decisions regarding required disclosures.  The Chief Executive Officer and the Chief Financial Officer have concluded, based on their evaluation as of June 30, 2012 that, as a result of the following material weaknesses in internal control over financial reporting as described further in our Annual Report on Form 10-K/A filed with the SEC on July 16, 2012, disclosure controls and procedures were not effective in providing reasonable assurance that material information is made known to them by others within the Company:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of July 17, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 2. Unregistered Sales of Equity Securities.

On May 31, 2012 we issued 606,061 shares of common stock upon partial conversion of a convertible note.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: August 14, 2012	/s/ Ronald Foster
Ronald Foster
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director
(Authorized Officer for Registrant)