Form 10-Q/A
period 2012-06-30
ENERGY QUEST, INC.
filed 2012-09-04
CIK 1096550

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

Explanatory Note

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 (the “10-Q”), is to furnish the Interactive Data File exhibits.  This Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: September 4, 2012	/s/ Ronald Foster
Ronald Foster
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director
(Authorized Officer for Registrant)