Form 10-Q
period 2012-09-30
ENERGY QUEST, INC.
filed 2012-11-09
CIK 1096550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes   ☐     No   ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2012 the registrant had 42,581,641 shares of common stock outstanding.

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

ITEM 5. Other Information.

ITEM 6. Exhibits.

PART I - FINANCIAL INFORMATION

Energy Quest Inc.
(A Development Stage Company)

September 30, 2012
Index
Consolidated Balance Sheets (Unaudited)	F-1
Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)	F-2
Consolidated Statements of Cash Flows (Unaudited)	F-3
Notes to the Unaudited Consolidated Financial Statements	F-4 to F-8

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$1,354	$257
Deferred financing cost	1,752	530
Total Assets	3,106	787
Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	51,820	50,534
Amounts due to related parties	31,484	7,706
Notes payable	30,000	30,000
Notes payable – related parties	69,754	35,710
Convertible notes, net of discount of $Nil and $7,428, respectively	109,500	51,572
Derivative liabilities	175,594	94,612
Total Liabilities	468,152	270,134
Stockholders' Deficit
Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	—	—
Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 42,581,641 and 40,611,944 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	42,582	40,612
Additional Paid-in Capital	10,029,089	10,010,927
Deficit Accumulated During the Development Stage	(10,536,717)	(10,320,886)
Total Stockholders’ Deficit	(465,046)	(269,347)
Total Liabilities and Stockholders’ Deficit	$3,106	$787

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations and Other Comprehensive Loss

(Unaudited)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Period from December 14, 2004 (Date of Inception) to September 30, 2012
Revenue	$—	$—	$—	$—	$5,164
Expenses
Consulting and management fees	10,000	25,000	10,000	175,000	5,626,394
General and administrative	15,216	7,638	36,473	33,181	644,241
Professional fees	8,400	5,000	28,600	30,760	556,071
Research and development	—	—	—	—	266,494
Depreciation and depletion	—	—	—	—	398,077
Impairment of intangible assets	—	—	—	—	2,632,666
Loss on theft of cash	—	—	—	—	80,000
	33,616	37,638	75,073	238,941	10,203,943
Loss from operations:	(33,616)	(37,638)	(75,073)	(238,941)	(10,198,779)
Interest expense	(4,293)	(25,957)	(46,144)	(71,530)	(208,875)
Gain on settlement of former related party debt	—	—	—	—	310,003
Loss on derivative financial instruments	(129)	(90,555)	(94,614)	(142,319)	(232,368)
Loss on shares issued for interest	—	(5,998)	—	(5,998)	(5,998)
Loss on write-off of loan receivable	—	—	—	(6,778)	(200,700)
Net loss	$(38,038)	$(160,148)	$(215,831)	$(465,566)	$(10,536,717)
Net Loss Per Share – Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted Average Shares Outstanding – Basic and Diluted	42,603,000	18,967,000	41,280,000	17,964,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	Accumulated from December 14, 2004 (Date of Inception) to September 30, 2012
Cash Flows Used In Operating Activities
Net loss	$(215,831)	$(465,566)	$(10,536,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	7,428	59,212	135,000
Shares issued for services	—	—	4,617,793
Loss on shares issued for interest	—	5,998	5,998
Loss on shares issued for amounts due related parties	—	—	54,321
Loss on theft of cash	—	—	80,000
Loss on write-off of loan receivable	—	6,778	200,700
Loss on derivative instruments	94,614	142,319	232,368
Penalties on convertible debt	29,500	—	29,500
Impairment of intangible assets	—	—	2,632,666
Amortization of intangible assets	—	—	398,077
Gain on settlement of former related party debt	—	—	(310,003)
Amortization of deferred financing cost	1,278	3,735	8,748
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,286	12,973	43,146
Due to related parties	23,778	161,103	1,219,644
Net Cash Used in Operating Activities	(57,947)	(73,448)	(1,188,759)
Investing Activities
Loan receivable	—	2,000	(201,922)
Net cash acquired on business acquisition	—	—	565
Change in restricted cash	—	—	(80,000)
Purchase of intangible assets	—	—	(25,000)
Net Cash Provided by (Used In) Investing Activities	—	2,000	(306,357)
Financing Activities
Proceeds from issuance of common stock	—	—	744,307
Payment of deferred financing cost	(2,500)	(2,500)	(10,500)
Proceeds from convertible note	27,500	35,000	162,500
Proceeds from notes payable	—	31,500	30,000
Proceeds from notes payable – related party	33,500	—	603,214
Re-payment of note payable	—	—	(28,005)
Net Cash Provided By Financing Activities	58,500	64,000	1,501,516
Effect of Exchange Rate Changes on Cash	544	(476)	(5,046)
Increase (Decrease) in Cash and Cash Equivalents	1,097	(7,924)	1,354
Cash and Cash Equivalents, Beginning	257	8,246	—
Cash and Cash Equivalents, Ending	$1,354	$322	$1,354
Supplemental Disclosures
Cash paid for taxes	$—	$—	$—
Cash paid for interest	—	—	—
Non-Cash Activities
Common stock issued for intangible assets	$—	$—	$3,000,204
Common stock issued for stock payable	—	—	161,550
Common stock issued for amounts due to related parties	—	—	722,608
Discount on convertible notes payable from derivative	—	—	135,000
Conversion of derivative liability	13,632	63,517	191,774
Conversion of interest	—	2,400	2,400
Related party debt settlement	—	563,586	563,586
Conversion of convertible notes to common stock	6,500	32,000	84,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

1.	Nature of Operations

Energy Quest’s principal business is in oil refining and waste energy. On July 12, 2012, the Company acquired a 100% interest in Quest Communications Inc. (“Quest”), a private Nevada company, as a wholly-owned subsidiary. Energy Quest is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

The Company entered into an Agreement dated December 15, 2011, with a Consultant to provide services to the Company and to identify potential business opportunities or potential business acquisitions in the broadcasting, production and music media business. The agreement was cancelled on July 31, 2012. Refer to Note 10 (a).

2.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements of Energy Quest, Inc. (“Energy Quest” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Energy Quest’s Annual Report filed with the SEC on Form 10-K. These financial statements include accounts of the Company and its wholly-owned subsidiary, Quest Communication Inc. All intercompany transactions and balances have been eliminated. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the consolidated financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

3.	Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to September 30, 2012, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

4.	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

5.	Related Party Transactions

The following details amounts due to related parties at September 30, 2012:

a.	During the nine month period ended September 30, 2012, the Company recorded $Nil (2011 – $87,500) for management services provided by the President of the Company. At September 30, 2012, $21,264 (December 31, 2011 – $Nil) is owed to the President for expenses paid on behalf of the Company.

The following details Notes payable – related parties:

b.	On March 15, 2009, the Company received $15,254 (CDN$15,000) from a related party consultant in exchange for a promissory note payable. The note bears interest at 6% per annum and is due on demand. At September 30, 2012, this amount is included in notes payable – related party, and the related accrued interest of $3,248 (December 31, 2011 – $2,469) is included in amounts due to related parties.
c.	On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At September 30, 2012, accrued interest of $6,183 (December 31, 2011 – $5,237) is included in amounts due to related parties.

d.	On March 10, 2012, the Company received $26,000 from the President of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and is due on October 10, 2012 or upon demand. At September 30, 2012, accrued interest of $726 is included in amounts due to related parties.
e.	On July 30, 2012, the Company received $5,000 from the President of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and is due on October 10, 2012 or upon demand. At September 30, 2012, accrued interest of $43 is included in amounts due to related parties.
f.	On August 3, 2012, the Company received $2,500 from the President of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and is due on October 10, 2012 or upon demand. At September 30, 2012, accrued interest of $20 is included in amounts due to related parties.
6.	Convertible Debt
a.	On November 24, 2010, the Company borrowed $50,000 from a private investor and issued a callable convertible note with an 8% interest rate, 150% of outstanding principal and unpaid interest upon default and a maturity of nine months. The Company paid a finders’ fee of $3,000. The note is convertible into common shares at 55% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15. This fair value of the derivative liability at issuance of $71,911 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $21,911. The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $50,000. See Note 8.

During the nine month period ended September 30, 2012 and the year ended December 31, 2011, $6,500 and $26,000 were converted into 1,969,697 and 1,994,491 shares of common stock, respectively. As at September 30, 2012, the carrying values of the convertible note, and accrued convertible interest payable thereon, were $29,500 (December 31, 2011 – $24,000), and $5,208 (December 31, 2011 – $3,417), respectively.

The following table summarize the change in convertible debt as of September 30, 2012:

	September 30, 2012	December 31, 2011
Carrying value (B/F)	$ 24,000	$ –
Converted into 1,969,697 and 1,994,491 shares of common stock, respectively	(6,500)	(26,000)
Accretion of debt discount	–	50,000
Penalty due to default	12,000	–
Carrying value	$ 29,500	$ 24,000

During the nine month period ended September 30, 2012, the Company recorded $Nil (2011 – $35,165) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $3,000 on November 24, 2010. During the nine month period ended September 30, 2012, the Company recorded $Nil, (2011 – $1,989) on amortization of deferred financing cost. During the nine month period ended September 30, 2012, the Company record $12,000, (2011 - $Nil) as penalty upon default. Per default terms, the principal of the note increased by 150% during the year.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15. This fair value of the derivative liability at issuance of $52,570 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $17,570. The carrying value of the convertible note is to be accreted over the term of the convertible note up to their value of $35,000. See Note 8.

As at September 30, 2012, the carrying values of the convertible note, and accrued convertible interest payable thereon, were $52,500, (December 31, 2011 – $27,572), and $4,484, (December 31, 2011 – $1,680), respectively.

The following table summarize the change in convertible debt as of September 30, 2012:

	September 30, 2012	December 31, 2011
Carrying value (B/F)	$ 27,572	$ –
Proceeds from convertible debt	–	35,000
Discount	–	(35,000)
Accretion of debt discount	7,428	27,572
Penalty due to default	17,500	–
Carrying value	$ 52,500	$ 27,572

During the nine month period ended September 30, 2012, the Company recorded $7,428 (2011 – $4,407) as the accretion of interest expense on the convertible note and recorded the cost associated with obtaining the convertible note as deferred financing cost of $2,500 on May 26, 2011. During the nine month period ended September 30, 2012, the Company recorded $530 (2011 – $315) on amortization of deferred financing cost. During the nine month period ended September 30, 2012, the Company record $17,500, (2011 - $Nil) as penalty upon default. Per default terms, the principal of the note increased by 150% during the year.

c.	On July 6, 2012, the Company entered into a Securities Purchase Agreement with Asher for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $27,500. The Company received net proceeds from the issuance of the Note in the amount of $25,000 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on April 10, 2013, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of Asher at any time after 180 days from July 10, 2012 at a conversion price equal to a 50% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on January 6, 2013.

The Conversion Price is reduced when the Company issues or grants i) any shares of its common stock, or ii) any warrants, rights or options (not including employee stock option plans), whether or not immediately exercisable, or iii) other securities convertible into or exchangeable for common stock, in each case for consideration (or with a conversion price) per common share less than the conversion price in effect immediately prior to the issuance or sale of such securities or instruments, or without consideration. Upon the issuance or sale of such equity securities, the conversion price shall (until another such issuance or sale) be reduced to the price equal to the price (or conversion price) of any such securities or instruments.

At any time during the period beginning on July 10, 2012 (issue date) and ending on the 90th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest. At any time during the period beginning on the 91st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 175% of the unpaid principal and accrued interest. There is no right to repay after the 181th day of issuance.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at September 30, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance September 30, 2012 $	Balance December 31, 2011 $
Derivative liabilities	–	–	(175,594)	(175,594)	(94,612)
	–	–	(175,594)	(175,594)	(94,612)

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

Convertible Debt – The embedded conversion option in the Company’s notes described in Note 6 contain a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. The fair value of these liabilities will be re-measured at the end of every reporting period and the change in fair value will be reported in our statement of operations as a gain or loss on derivative financial instruments.

The following table summarizes the change in derivative liabilities as of September 30, 2012:

Derivative Liabilities at December 31, 2011	$ 94,612
Addition of new derivative liabilities	–
Conversion of derivative liability	13,632
Change in fair value of embedded conversion option	67,350
Derivative Liabilities at September 30, 2012	$ 175,594

The following table summarizes the loss on derivatives as of September 30, 2012:

Fair value of derivative liabilities in excess of note proceeds received	$ –
Change in fair value of derivative liabilities at September 30, 2012	94,614
Loss on derivative liabilities – September 30, 2012	$ 94,614

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 230% – 450%; risk-free interest rates ranging from 0.01% – 0.28% and expected terms based on the contractual term.

9.	Notes Payable

On August 10, 2011, the Company received $30,000 from two lenders in exchange for two promissory notes payable. The notes bear interest at 8% per annum and are due on demand. On August 10, 2011, the Company issued 239,914 shares of common stock at a fair value of $8,397 for the $2,399 interest on the notes. This resulted in a loss of $5,998. As at September 30, 2012, accrued interest of $335 is included in accrued liabilities, and both notes are in default.

10.	Commitments

In the normal course of business, the Company may become subject to lawsuits and other claims and proceedings. Such matters are subject to uncertainty and outcomes are not predictable with assurance. Management is not aware of any pending or threatened lawsuits or proceedings which would have a material effect on the Company’s financial position, liquidity, or results of operations.

a.	On December 15, 2011, the Company entered into an Agreement with a Consultant to provide services to the Company and to identify potential business opportunities or potential business acquisitions in the broadcasting, production and music media business. The term is for a period of one year. On December 20, 2011, the Consultant was issued 1,000,000 shares of common stock with a fair value of $10,000. The Agreement was cancelled on July 31, 2012.
b.	On June 11, 2012, the Company entered into an Agreement with a Consultant to provide general investor relation services to the Company. The term is on a month to month basis and will be renewed at the Company’s requests. The Consultant will be paid $3,000 per month in common stock. The Consultant has not provided any services to September 30, 2012.
11.	Acquisition

On July 12, 2012, the Company acquired a 100% interest in Quest Communications Inc. (“Quest”), a private Nevada company, in consideration for $15. Quest was incorporated on June 11, 2012 and has not yet commenced operations.

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

Development

On August 3, 2009, we signed a Joint Venture Agreement with Crude Oil Petroleum Services Corporation to form a new company known as EnviroTec Services in the Province of Alberta, Canada. The new company will focus on the business of oil remediation consisting of sand, slop oil, sludge and tank cleaning. The agreement will continue for a period of 20 years and each party will contribute services on a 50:50 basis and share revenues accordingly. As of September 30, 2012, no transactions have taken place.

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

Liquidity and Capital Resources

As of September 30, 2012, we had cash of $1,354 and a working capital deficiency of $505,620.  As of September 30, 2012 our accumulated deficit was $10,536,717.  For the nine months ended September 30, 2012 our net loss was $215,831 compared to $465,566 during the same period in 2011.  This decrease was due mostly to lower consulting and management fees.

Our loss was funded by proceeds from shareholder loans.  During the nine months ended September 30, 2012, we raised in net proceeds $58,500 through financing activities and our cash position increased by $1,097.

We used net cash of $57,947 in operating activities for the nine months ended September 30, 2012 compared to net cash of $73,448 in operating activities for the same period in 2011.  We used net cash of $nil in investing activities for the nine months ended September 30, 2012 compared to a net gain of cash of $2,000 for the same period of 2010.  The effect of exchange rates on cash was an increase in cash of $544 for the nine months ended September 30, 2012 compared to a decrease of $476 during nine months ended September 30, 2011.

During the nine months ended September 30, 2012 our monthly cash requirement was approximately $6,439, compared to approximately $8,161 for the same period in 2011.  We expect to require a total of approximately $13,750,000 to fully carry out our business plan over the next twelve months beginning December 2012 as set out in this table:

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

These consolidated financial statements have been prepared on the assumption that we are a going concern, meaning we will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. Our continuation as a going concern is dependent upon our ability to attain profitable operations and generate funds there-from, and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that we will be able to complete any of these objectives. We have incurred losses from operations since inception and at September 30, 2012, have a working capital deficiency and an accumulated deficit that creates substantial doubt about our ability to continue as a going concern.

Results of Operations for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and from inception to September 30, 2012.

Limited Revenues

Since our inception on December 14, 2004 to September 30, 2012, we have earned limited revenue of $5,164.  As of September 30, 2012, we have an accumulated deficit of $10,536,717 and we did not earn any revenues during the three months ending on September 30, 2012.  At this time, our ability to generate any significant revenues continues to be uncertain.  Our financial statements contain an additional explanatory paragraph in Note 2, which identifies issues that raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred a net loss of $38,038for the three months ended September 30, 2012, compared to a net loss of $160,148 for the same period in 2011.  This decrease in net loss is mostly due to lower consulting and management fees.  From inception on December 14, 2004 to September 30, 2012, we have incurred a net loss of $10,536,717.  Our basic and diluted loss per share was $0.00 for the three months ended September 30, 2012, $0.01 for the same period in 2011.

Expenses

Our total operating expenses decreased from $37,638 to $33,616 for the three months ended September 30, 2012 compared to the same period in 2011.  This decrease in expenses is mostly due to lower consulting and management fees.  Since our inception on December 14, 2004 to September 30, 2012, we have incurred total operating expenses of $10,203,943.

Our consulting and management fees decreased $15,000 from $25,000 to $10,000 for the three months ended September 30, 2012 compared to the same period in 2011.  This decrease was largely due to lower payments made to our consultants.  Since our inception on December 14, 2004 until September 30, 2012 we have spent $5,626,394 on consulting and management fees.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased $7,578 from $7,638 to $15,216 for the three months ended September 30, 2012 compared to the same period in 2011.  Since our inception on December 14, 2004 until September 30, 2012 we have spent $644,241 on general and administrative expenses.

We did not incur any research and development expenses for the three months ended September 30, 2012 nor during the three months ended September 30, 2011.  Since our inception on December 14, 2004 until September 30, 2012 we have spent $266,494 on research and development.  Going forward, we anticipate that we will spend approximately $1,600,000 on research and development during the next 12 months.

Our professional fees, consisting primarily of legal, accounting and auditing fees, increased by $3,400 to $8,400 for the three months ended September 30, 2012 from $5,000 for the same period in 2011, mainly due to slightly increased legal and auditing services provided in the three month periods ended September 30, 2012.

Results of Operations for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2012

Limited Revenues

We did not earn any revenues during the six months ending on September 30, 2012, nor did we earn any revenues in the same period in 2011. At this time, our ability to generate any significant revenues continues to be uncertain.

Net Loss

We incurred a net loss of $215,831for the nine months ended September 30, 2012, compared to a net loss of $465,566 for the same period in 2011.  This decrease in net loss is mostly due to lower consulting and management fees.  Our basic and diluted loss per share was $0.01 for the nine months ended September 30, 2012, and $0.03 for the same period in 2011.

Expenses

Our total operating expenses decreased from $238,941 to $75,073 for the nine months ended September 30, 2012 compared to the same period in 2011.  This decrease in expenses is mostly due to lower consulting and management fees.

Our consulting and management fees decreased $165,000 from $175,000 to $10,000 for the nine months ended September 30, 2012 compared to the same period in 2011.  This decrease was largely due to lower payments made to our consultants.

Our general and administrative expenses consist of bank charges, travel, meals and entertainment, office maintenance, communication expenses (internet, fax, and telephone), courier, postage costs, office supplies.  Our general and administrative expenses increased $3,292 from $33,181 to $36,473 for the nine months ended September 30, 2012 compared to the same period in 2011.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

As of November 1, 2012 there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

ENERGY QUEST INC.
(REGISTRANT)

Date: November 9, 2012	/s/ Ronald Foster
Ronald Foster
President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer and Director
(Authorized Officer for Registrant)