Form 10-K
period 2012-12-31
ENERGY QUEST, INC.
filed 2013-04-12
CIK 1096550

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF TH E SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________

Commission file number 000-28305

ENERGY QUEST INC.

(Exact name of registrant as specified in its charter)

Nevada	91-1880015
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

103 Firetower Road, Leesburg, Georgia 31763-3755	(229) 759-9176
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐     Accelerated filer   ☐    Non-accelerated filer    ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of September 30, 2012, which was the last business day of the registrant’ s most recent third fiscal quarter, the aggregate market value of the registrant ’ s Common Stock held by non-affiliates of the registrant was  $243,143.62  based on the closing sale price of $0.013 per share on that date.

Number of common shares outstanding at March 28, 2013:   42,581,641

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

Development

On August 3, 2009, we signed a Joint Venture Agreement with Crude Oil Petroleum Services Corporation to form a new company known as EnviroTec Services in the Province of Alberta, Canada.  The new company will focus on the business of oil remediation consisting of sand, slop oil, sludge and tank cleaning.  The agreement will continue for a period of 20 years and each party will contribute services on a 50:50 basis and share revenues accordingly.  As of March 28, 2013, no transactions have taken place.

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

Energy Products of Idaho, USA General Electric, USA	• We are less expensive by half
General Electric, USA	• General Electric holds very large complex systems only
FERCO (Battelle), U.S.A	• Unlike FERCO, we offer our incinerator units for sale or lease. • We also enter into joint venture agreements for the use of our technology
Lurgi, Germany	• Unlike Lurgi ’ s, our units have a small footprint and can be skid mounted and portable
Foster-Wheeler (Outokumpu), Finland	• Our units are adaptable to downstream changing requirements

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

Environmental Law Compliance

Since our business plan involves offering energy production equipment for license and lease to energy producers or users, we do not expect that we will be governed by the comprehensive federal, provincial, state and local laws that regulate discharge of materials into the environment or otherwise relate to health and safety or the protection of the environment.  However, since our customers and partners will be subject to these laws, the effect of the regulatory scheme in various jurisdictions may have a substantial effect on our operations.

Each jurisdiction where we sell our product has an Energy and Utilities Board, or similar independent, quasi-judicial agency of government which regulates the safe, responsible and efficient generation and distribution of electricity and energy products.  Since we plan to license our technologies to energy producer partners, we do not anticipate that we will be directly subject to the authority of these regulatory bodies.  However, since our customers and partners are subject to these laws, the effect of the regulatory bodies in various jurisdictions may have a substantial effect on our operations.

Employees and Consultants

As of March 28, 2013, we have two full time employees, Ronald Foster, our President, CEO, CFO and Secretary and Michael Midagliotti our Vice President.  On January 31, 2011 we entered into an executive employment agreement with Ronald Foster for the position of Chief Financial Officer, for a period of 60 months at a base salary of $150,000 per year.  The agreement expires January 20, 2015.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our principal executive offices are located at 103 Firetower Road, Leesburg, GA 31763-3755.

Item 3.  Legal Proceedings

As of March 28, 2013, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we or any of our subsidiaries are a party or of which any of our properties is the subject.  Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4.  Mine Safety Disclosures

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

The following table shows the high and low closing prices of our common shares on the OTC Bulletin Board for each quarter within the two most recent fiscal years.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
October 1, 2012 – December 31, 2012	$0.0170	$0.0100
July 1, 2012 – September 30, 2012	$0.0199	$0.0090
April 1, 2012 – June 30, 2012	$0.0200	$0.0050
January 1, 2012 – March 31, 2012	$0.0140	$0.0050
October 1, 2011 – December 31, 2011	$0.0350	$0.0100
July 1, 2011 – September 30, 2011	$0.0400	$0.0150
April 1, 2011 – June 30, 2011	$0.0800	$0.0150
January 1, 2011 – March 31, 2011	$0.1000	$0.0150

Holders

As of March 28, 2013, there were approximately 744 holders of record of our common stock.

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

According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants.  According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock.  As of December 31, 2012, 1,000,000 shares were issued under the 2008 Stock Compensation Plan.

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

Results of Operations

Limited Revenues

Since our inception on December 14, 2004 to December 31, 2012, we had earned limited revenues of $5,164. During the fiscal year ended December 31, 2012 we did not generate any revenues.  As of December 31, 2012, we had an accumulated deficit of $10,520,739.  At this time, our ability to generate any significant revenues continues to be uncertain.  There is substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Net Loss

We incurred net loss of $10,520,739 since December 14, 2004 (date of inception) to December 31, 2012. Our net loss decreased from $423,262 for the fiscal year ended December 31, 2011 to $199,853 for the fiscal year ended December 31, 2012, a decrease of $223,409.  For the fiscal year ended December 31, 2012, our net loss per share was $0.00, compared to net loss of $0.02 per share for the same period in 2011.

Expenses

Our total operating expenses from December 14, 2004 (date of inception) to December 31, 2012 were $10,220,754 and consisted of $5,626,394 in consulting and management fees, $655,152 in general and administrative fees, $561,971 in professional fees, $266,494 in research and development, $398,077 in depreciation, $2,632,666 on impairment of intangible assets and $80,000 in other.  Total expenses decreased $206,584 to $91,884 for the fiscal year ended December 31, 2012 from $298,468 for the same period in 2011.

Our consulting and management fees decreased $165,000 to $10,000 for the fiscal year ended December 31, 2012 from $175,000 for the same period in 2011 mostly due to a decrease in the amount of consulting services we required.  Our consulting and management fees consisted mainly of amounts paid to our senior officers and fees paid to our other consultants.

Our general and administrative expenses decreased by $36,884 from $84,268 for the fiscal year ended December 31, 2011 to $47,384 for the same period ended December 31, 2012.  The decrease in general and administrative expenses was mainly due to a slight decrease in our day to day operating activities.  Our general and administrative expenses consist of office supplies, travel expenses, rent, communication expenses (cellular, internet, fax, telephone), office maintenance, courier and postage costs and office equipment.

Our professional fees decreased by $4,700, to $34,500 for the fiscal year ended December 31, 2012 from $39,200 for the same period in 2011.  The decrease in professional fees was mostly due to less legal and auditing services provided during the fiscal year just ended as opposed to the fiscal year ended in 2011. Our professional fees consisted primarily of legal, accounting and auditing fees.

Liquidity and Capital Resources

We expect that we only can generate limited revenues over the next twelve months.  As of December 31, 2012, our current assets totaled $1,109, which was comprised of cash and deferred financing cost.  As of December 31, 2012 we had a working capital deficit of $449,068.

Our net loss of $10,520,739 from December 14, 2004 (date of inception) to December 31, 2012 was mostly funded by our equity financing.  We expect to incur substantial losses over the next two years. During the fiscal year ended December 31, 2012 our cash position decreased by $60.

During the fiscal year ended December 31, 2012, we received net cash of $61,000 from financing activities compared to $64,000 for the same period in 2011.  We used net cash of $61,469 in operating activities compared to $73,697 for the same period in 2011.  We received net cash of $0 in investing activities compared to $2,000 used for the same period in 2011.

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

Our corporate strategy for the next 12 months includes the following:

•	Produce, sell, lease and maintain energy generators that we have developed;
•	License our integrated gasification technologies to third parties in North American, European and global markets;
•	Continually improve our gasification technologies and commercializing our technologies;
•	Complete potential deals regarding joint ventures for energy production facilities;
•	File patents on several technologies, including the heavy oil upgrading technology process, and seek accredited valuations for these intellectual properties in a variety of markets including the U.S., Germany and Canada; and
•	Create additional service lines to complement current operations.

We believe that we need approximately an additional $13,750,000 to meet our capital requirements over the next 12 months (beginning April 2013) for the following estimated expenses:

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

Of the $13,750,000, we had $197 in cash and cash equivalents as of December 31, 2012. We intend to meet the balance of our cash requirements for the next 12 months from external sources, through a combination of debt financing and equity financing through private placements.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On December 24, 2004, we purchased an integrated gasification production system from our CEO.  The technology combines modern gasification with gas turbine technologies to produce synthetic gas, hydrogen or electricity.  We intend to further develop the technology to make it commercially viable and intend to then sell or license the technology.  We purchased the asset by issuing 10,000,000 (500,000 post reverse stock-split) shares of our common stock and a $25,000 payment.  If by January 2006 the Company had not raised a minimum of $1,000,000 by way of equity private placements, it has the option, until June 30, 2007, of canceling the 10,000,000 shares issued to 975110 Alberta Ltd. and subject to escrow, in consideration for the transfer to 975110 Alberta Ltd. of 100% of the interest in all of the enhanced gasification intellectual property and a small gasification unit.  By December 31, 2008, the 500,000 common shares were released from escrow. On September 20, 2012 this was returned to Mr. Ouellette for forgiveness of all debts due Mr. Ouellette.

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

On January 22, 2008 our Board of Directors approved the 2008 Stock Compensation Plan and the 2008 Non-Qualified Stock Option Plan.  According to the 2008 Stock Compensation Plan, we are authorized to issue up to 1,000,000 shares of our common stock to employees, executives and consultants.  According to the 2008 Non-Qualified Stock Option Plan, we are authorized to issue up to 1,000,000 stock purchase options to employees, executives and consultants to purchase shares of our common stock.  As of March 28, 2013, no securities were issued under the two plans.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Energy Quest Inc.
(A Development Stage Company)

December 31, 2012

Index

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Other Comprehensive Loss	F-3

Consolidated Statements of Cash Flows	F-4

Consolidated Statement of Changes in Stockholders Equity (Deficit)	F-5 to F-8

Notes to the Consolidated Financial Statements	F-9 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Energy Quest, Inc.

(A Development Stage Company)

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Energy Quest, Inc. and its subsidiary (a development stage company) (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended and for the period from December 14, 2004 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Energy Quest, Inc. and its subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended and for the period from December 14, 2004 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had no revenues in 2012 and has a working capital deficit as of December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/MALONE BAILEY, LLP

www.malone-bailey.com

Houston, Texas

April 11, 2013

Energy Quest Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets

Current Assets

Cash	$ 197	$ 257
Deferred financing cost	912	530

Total Assets	1,109	787

Liabilities and Stockholders' Deficit

Current Liabilities

Accounts payable and accrued liabilities	56,553	50,534
Amounts due to related parties	43,873	7,706
Notes payable	30,000	30,000
Notes payable – related parties	72,051	35,710
Convertible notes, net of discount of $0 and $7,428, respectively	109,500	51,572
Derivative liabilities	138,200	94,612

Total Liabilities	450,177	270,134

Stockholders' Deficit

Preferred Stock
Authorized: 1,000,000 shares, with a $0.01 par value; none issued or outstanding	–	–

Common Stock
Authorized: 200,000,000 shares, with a $0.001 par value; Issued: 42,581,641 and 40,611,944 shares, respectively	42,582	40,612

Additional Paid-in Capital	10,029,089	10,010,927

Deficit Accumulated During the Development Stage	(10,520,739)	(10,320,886)

Total Stockholders’ Deficit	(449,068)	(269,347)

Total Liabilities and Stockholders’ Deficit	$ 1,109	$ 787

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Period from December 14, 2004 (Date of Inception) to December 31, 2012
Revenue	$ –	$ –	$ 5,164

Expenses

Consulting and management fees	10,000	175,000	5,626,394
General and administrative	47,384	84,268	655,152
Professional fees	34,500	39,200	561,971
Research and development	–	–	266,494
Depreciation and depletion	–	–	398,077
Impairment of intangible assets	–	–	2,632,666
Loss on theft of cash	–	–	80,000

	91,884	298,468	10,220,754

Loss from operations:	(91,884)	(298,468)	(10,215,590)

Interest expense	(50,749)	(86,264)	(213,480)
Gain on settlement of former related party debt	–	–	310,003
Loss on derivative financial instruments	(57,220)	(25,754)	(194,974)
Loss on shares issued for interest	–	(5,998)	(5,998)
Loss on write-off of loan receivable	–	(6,778)	(200,700)

Net loss	$ (199,853)	$ (423,262)	$ (10,520,739)

Net Loss Per Share – Basic and Diluted	$ (0.00)	$ (0.02)

Weighted Average Shares Outstanding – Basic and Diluted	41,608,000	19,793,000

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Accumulated from December 14, 2004 (Date of Inception) to December 31, 2012
Cash Flows Used In Operating Activities
Net loss	$ (199,853)	$ (423,262)	$ (10,520,739)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of convertible debt discount	7,428	70,795	135,000
Shares issued for services	–	10,000	4,617,793
Loss on shares issued for interest	–	5,998	5,998
Loss on shares issued for amounts due related parties	–	38,345	54,321
Loss on theft of cash	–	–	80,000
Loss on write-off of loan receivable	–	6,778	200,700
Loss on derivative instruments	57,220	25,754	194,974
Penalties on convertible debt	29,500	–	29,500
Impairment of intangible assets	–	–	2,632,666
Amortization of intangible assets	–	–	398,077
Gain on settlement of former related party debt	–	–	(310,003)
Amortization of deferred financing cost	2,118	4,563	9,588

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,951	18,941	47,811
Due to related parties	36,167	168,391	1,232,033

Net Cash Used in Operating Activities	(61,469)	(73,697)	(1,192,281)

Investing Activities
Loan receivable	–	2,000	(201,922)
Net cash acquired on business acquisition	–	–	565
Change in restricted cash	–	–	(80,000)
Purchase of intangible assets	–	–	(25,000)

Net Cash Provided by (Used In) Investing Activities	–	2,000	(306,357)

Financing Activities
Proceeds from issuance of common stock	–	–	744,307
Payment of deferred financing cost	(2,500)	(2,500)	(10,500)
Proceeds from convertible note	27,500	35,000	162,500
Proceeds from notes payable	–	30,000	30,000
Proceeds from notes payable – related party	36,000	1,500	605,714
Re-payment of note payable	–	–	(28,005)

Net Cash Provided By Financing Activities	61,000	64,000	1,504,016

Effect of Exchange Rate Changes on Cash	409	(292)	(5,181)

(Decrease) Increase in Cash and Cash Equivalents	(60)	(7,989)	197

Cash and Cash Equivalents, Beginning	257	8,246	–

Cash and Cash Equivalents, Ending	$ 197	$ 257	$ 197

Supplemental Disclosures

Cash paid for taxes	$ –	$ –	$ –
Cash paid for interest	–	–	–

Non-Cash Activities

Common stock issued for intangible assets	$ –	$ –	$ 3,000,204
Common stock issued for stock payable	–	–	161,550
Common stock issued for amounts due to related parties	–	361,654	722,608
Discount on convertible notes payable from derivative	–	35,000	135,000
Conversion of derivative liability	13,632	63,517	191,774
Conversion of interest	–	2,400	2,400
Related party debt settlement	–	563,586	563,586
Conversion of convertible notes to common stock	6,500	32,000	84,500

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Balance – December 14, 2004 (Date of Inception)	–	$ –	$ –	$ –	$ –	$ –	$ –

Issue of common stock for cash	1,000,000	407	–	–	–	–	407

Issue of common stock for intangible asset	500,000	204	–	–	–	–	204

Net loss for the period	–	–	–	–	–	(10,015)	(10,015)

Balance – December 31, 2004	1,500,000	611	–	–	–	(10,015)	(9,404)

Issue of common stock for cash	2,375	19,337	–	–	–	–	19,337

	1,502,375	19,948	–	–	–	(10,015)	9,933

Adjustment to number of shares issued and outstanding as a result of the reverse takeover transaction:

– Add issued and outstanding stock of Energy Quest Inc. at time of reverse acquisition	321,128	321	6,102	–	–	(66,839)	(60,416)
– Deduct issued and outstanding stock of Energy Quest Inc.	(1,502,375)	(19,948)	–	–	–	19,948	–

Issue of common stock on acquisition of Energy Quest Inc.	1,502,375	1,502	28,545	–	–	(30,047)	–

Issue of common stock for cash on exercise of stock options	13,000	13	77,987	–	–	–	78,000

Stock-based compensation	–	–	339,762	–	–	–	339,762

Issue of common stock for services	51,250	51	609,949	–	–	–	610,000

Foreign currency translation adjustment	–	–	–	(1,019)	–	–	(1,019)

Net loss for the year	–	–	–	–	–	(1,095,384)	(1,095,384)

Balance – December 31, 2005	1,887,753	$ 1,887	$1,062,345	$ (1,019)	$ –	$ (1,182,337)	$ (119,124)

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Balance – December 31, 2005	1,887,753	$ 1,887	$1,062,345	$ (1,019)	$ –	$(1,182,337)	$ (119,124)

Issue of common stock for cash on exercise of stock options	28,767	29	201,371	–	–	–	201,400

Stock-based compensation	–	–	654,801	–	–	–	654,801

Issue of common stock for services	75,998	76	685,428	–	–	–	685,504

Foreign currency translation adjustment	–	–	–	(78)	–	–	(78)

Net loss for the year	–	–	–	–	–	(1,695,703)	(1,695,703)

Balance – December 31, 2006	1,992,518	1,992	2,603,945	(1,097)	–	(2,878,040)	(273,200)

Issue of common stock for cash	15,000	15	29,985	–	–	–	30,000

Issue of common stock for subscription receivable	57,500	58	60,442	–	(60,500)	–	–

Issue of common stock for services	500,500	501	1,282,550	–	–	–	1,283,051

Issue of common stock to round-up fractional shares due to reverse stock-split	31	–	–	–	–	–	–

Foreign currency translation adjustment	–	–	–	992	–	–	992

Net loss for the year	–	–	–	–	–	(1,709,078)	(1,709,078)

Balance – December 31, 2007	2,565,549	$ 2,566	$3,976,922	$ (105)	$ (60,500)	$(4,587,118)	$ (668,235)

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Balance – December 31, 2007	2,565,549	$ 2,566	$3,976,922	$ (105)	$ (60,500)	$ (4,587,118)	$(668,235)

Issue of common stock for cash	125,000	125	124,875	–	–	–	125,000

Issue of common stock for stock payable	107,700	108	161,442	–	–	–	161,550

Issue of common stock for patents	2,000,000	2,000	2,998,000	–	–	–	3,000,000

Issue of share-based compensation	1,750,000	1,806	319,943	–	–	–	321,749

Issue of common stock for expenses	25,000	25	31,225	–	–	–	31,250

Fair value of consulting services	–	(57)	(60,443)	–	60,500	–	–

Foreign currency translation adjustment	–	–	–	227	–	–	227

Net loss for the year	–	–	–	–	–	(987,924)	(987,924)

Balance – December 31, 2008	6,573,249	6,573	7,551,964	122	–	(5,575,042)	1,983,617

Issue of common stock for cash	2,063,024	2,063	204,566	–	–	–	206,629

Issue of common stock for debt	2,982,021	2,982	325,040	–	–	–	328,022

Issue of common stock for services	2,200,000	2,200	582,026	–	–	–	584,226

Foreign currency translation adjustment	–	–	–	3,824	–	–	3,824

Net loss for the year	–	–	–	–	–	(912,751)	(912,751)

Balance – December 31, 2009	13,818,294	$ 13,818	$8,663,596	$ 3,946	$ –	$ (6,487,793)	$2,193,567

Energy Quest Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

						Deficit
				Accumulated		Accumulated
			Additional	Other	Stock	During the
	Common		Paid-In	Comprehensive	Subscriptions	Development
	Stock	Amount	Capital	Income	Receivable	Stage	Total

Balance – December 31, 2009	13,818,294	$ 13,818	$ 8,663,596	$ 3,946	$ –	$ (6,487,793)	$2,193,567

Issue of common stock for cash	2,000,000	2,000	98,000	–	–	–	100,000

Issue of common stock for services	500,000	500	35,500	–	–	–	36,000

Issue of common stock upon conversion of convertible note	817,310	818	45,182	–	–	–	46,000

Settlement of derivative liability through conversion	–	–	114,625	–	–	–	114,625

Foreign currency translation adjustment	–	–	–	(3,946)	–	–	(3,946)

Net loss for the year	–	–	–	–	–	(3,409,831)	(3,409,831)

Balance – December 31, 2010	17,135,604	17,136	8,956,903	–	–	(9,897,624)	(923,585)

Issue of common stock for debt	20,000,000	20,000	341,654	–	–	–	361,654
Loss on shares issued for settlement of related party debt	-	-	38,345	-	-	-	38,345

Issue of common stock for services	1,000,000	1,000	9,000	–	–	–	10,000

Issue of common stock upon conversion of interest	239,914	240	8,158	–	–	–	8,398

Issue of common stock upon conversion of convertible note	2,236,426	2,236	29,764	–	–	–	32,000

Settlement of derivative liability through conversion	–	–	63,517	–	–	–	63,517

Settlement of related party debt	–	–	563,586	–	–	–	563,586

Net loss for the year	–	–	–	–	–	(423,262)	(423,262)

Balance – December 31, 2011	40,611,944	40,612	10,010,927	–	–	(10,320,886)	(269,347)

Issue of common stock upon conversion of convertible note	1,969,697	1,970	4,530	–	–	–	6,500

Settlement of derivative liability through conversion	–	–	13,632	–	–	–	13,632

Net loss for the year	–	–	–	–	–	(199,853)	(199,853)

Balance – December 31, 2012	42,581,641	$ 42,582	$ 10,029,089	$ –	$ –	$ (10,520,739)	$ (449,068)

1.     Nature of Operations

Energy Quest Inc.’s (“Energy Quest” or the “Company”) principal business is in oil refining and waste energy. On July 12, 2012, the Company acquired a 100% interest in Quest Communications Inc. (“Quest”), a private Nevada company, as a wholly-owned subsidiary. Energy Quest is in the development stage as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, Development Stage Entities.

2.     Going Concern

The Company has incurred losses from operations since December 14, 2004 (inception) to December 31, 2012, has a working capital deficiency and an accumulated deficit that creates substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds there-from, and/or raises equity capital or borrowings sufficient to meet current and future obligations. Management plans to raise equity financings over the next twelve months to finance operations. There is no guarantee that the Company will be able to complete any of these objectives.

3.     Summary of Significant Policies

a)	Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and are expressed in US dollars. These financial statements include accounts of the Company and its wholly-owned subsidiary, Quest Communication Inc. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is December 31.

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

d)	Basic and Diluted Net Income (Loss) Per Share

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

e)	Foreign Currency Translation

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

f)	Fair Value of Financial Instruments

Our financial instruments consist principally of cash, accounts payable, amounts due to related parties, notes payable, notes payable – related parties and convertible notes. Pursuant to ASC 820, Fair Value Measurements and Disclosures, and ASC 825, Financial Instruments the fair value of our cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

g)	Stock-Based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

h)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

4.     Related Party Transactions

The following details amounts due to related parties at December 31, 2012:

a)	During the year ended December 31, 2012, the Company recorded $0 (2011 – $87,500) for management services provided by the President of the Company. At December 31, 2012, $30,701 (2011 – $0) is owed to the President for expense paid on behalf of the Company.
b)	On October 31, 2012, the Company received $2,000 from a company controlled by a director of the Company with no set terms in order to pay Company expenses. At December 31, 2012, the amount is included in amounts due to related parties.

The following details Notes payable – related parties:

c)	On March 15, 2009, the Company received $15,051 (CDN $15,000) from a related party consultant in exchange for a promissory note payable. The note bears interest at 6% per annum and is due on demand. At December 31, 2012, this amount is included in notes payable – related party, and the related accrued interest of $3,432 (2011 – $2,469) is included in amounts due to related parties.
d)	On November 5, 2007, the Company received $21,000 from a director in exchange for a promissory note payable. The note bears interest at 6% per annum, calculated annually, and is due on demand. At December 31, 2011, accrued interest of $6,500 (2011 – $5,237) is included in amounts due to related parties.
e)	On March 10, 2012, the Company received $26,000 from the President of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and was due on October 10, 2012 or upon demand. At December 31, 2012, accrued interest of $1,055 is included in amounts due to related parties.
f)	On July 30, 2012, the Company received $5,000 from the President of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and was due on October 10, 2012 or upon demand. At December 31, 2012, accrued interest of $106 is included in amounts due to related parties.
g)	On August 3, 2012, the Company received $2,500 from the President of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and was due on October 10, 2012 or upon demand. At December 31, 2012, accrued interest of $51 is included in amounts due to related parties.

h)	On October 9, 2012, the Company received $2,500 from a company controlled by a director of the Company in exchange for a promissory note payable. The note bears interest at 5% per annum and was due on December 10, 2012 or upon demand. At December 31, 2012, accrued interest of $28 is included in amounts due to related parties.
F-10

5.	Convertible Debt
a)	On January 29, 2010, the Company borrowed $50,000 from a private investor and issued a callable convertible note with an 8% interest rate, 22% interest rate upon default and a maturity of nine months. The Company paid a finders’ fee of $2,500. The note was convertible into common shares at 55% of the average of the lowest three closing prices for the Company’s common shares during the ten trading day period ending one trading day prior to the date the conversion notice is sent by the investor to the borrower.

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

As of December 31, 2011, the total balance of $50,000 plus $2,000 accrued interest (December 31, 2010 - $46,000), has been converted into 1,059,245 common shares in the years ended December 31, 2010 and 2011.

The following table summarizes the change in convertible debt as of December 31, 2012:

	December 31, 2012	December 31, 2011

Carrying value (B/F)	$ –	$ 4,000
Converted into 241,935 shares of common stock	–	(4,000)
Accretion of debt discount	–	–
Carrying value	$ –	$ –

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15. This fair value of the derivative liability at issuance of $71,911 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $21,911. The carrying value of the convertible note was accreted over the term of the convertible note up to its value of $50,000. See Note 8.

During the years ended December 31, 2012 and 2011, the Company converted $6,500 and $26,000 into 1,969,697 and 1,994,491 shares of common stock, respectively. As at December 31, 2012, the carrying values of the convertible note, and accrued convertible interest payable thereon, were $29,500, (2011 – $24,000), and $5,802 (2011 – $3,417), respectively.

The following table summarizes the change in convertible debt as of December 31, 2012:

	December 31, 2012	December 31, 2011

Carrying value (B/F)	$ 24,000	$ –
Converted into 1,969,697 and 1,994,491 shares of common stock, respectively	(6,500)	(26,000)
Accretion of debt discount	–	50,000
Penalty due to default	12,000	–
Carrying value	$ 29,500	$ 24,000

During the year ended December 31, 2012, the Company recorded $0 (2011 – $43,223) as the accretion of interest expense on the convertible note. During the year ended December 31, 2012, the Company recorded $0 (2011 – $2,407) on amortization of deferred financing cost. During the year ended December 31, 2012, the Company recorded $12,000 (2011 – $0) as penalty upon default. Per default terms, the principal of the note increased by 150% during the year.

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

The embedded conversion option contains a reset provision that can cause an adjustment to the conversion price if the Company sells or issues an equity instrument at a price lower than the initial conversion price. Due to this provision, the embedded conversion option qualifies for derivative accounting under ASC 815-15. This fair value of the derivative liability at issuance of $52,570 resulted in a full discount to the note payable and a loss on the fair value of derivatives of $17,570. The carrying value of the convertible note was accreted over the term of the convertible note up to its value of $35,000. See Note 8.

As at December 31, 2012, the carrying values of the convertible note and accrued convertible interest payable thereon were $52,500 (2011 - $27,572) and $5,542 (2011 - $1,680), respectively.

The following table summarize the change in convertible debt as of December 31, 2012:

	December 31, 2012	December 31, 2011

Carrying value (B/F)	$ 27,572	$ –
Proceeds from convertible debt	–	35,000
Discount	–	(35,000)
Accretion of debt discount	7,428	27,572
Penalty due to default	17,500	–
Carrying value	$ 52,500	$ 27,572

During the year ended December 31, 2012, the Company recorded $7,428 (2011 – $27,572) as the accretion of interest expense on the convertible note. During the year ended December 31, 2012, the Company recorded $530 (2011 – $1,970) on amortization of deferred financing cost. During the year ended December 31, 2012, the Company recorded $17,500 (2011 – $0) as penalty upon default. Per default terms, the principal of the note increased by 150% during the year.

d)	On July 6, 2012, the Company entered into a Securities Purchase Agreement with a private investor for the sale of a Convertible Promissory Note (the “Note”) in the principal amount of $27,500. The Company received net proceeds from the issuance of the Note in the amount of $25,000 and incurred debt financing costs of $2,500, which will be amortized over the term of the Note. The Note, which is due on April 10, 2013, bears interest at the rate of 8% per annum. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of 22% per annum from the due date thereof until the same is paid. All principal and accrued interest on the Note is convertible into shares of the Company’s common stock at the election of the note holder at any time after 180 days from July 10, 2012 at a conversion price equal to a 50% discount to the average of the 3 closing bid prices of the common stock during the 10 trading day period prior to conversion. The derivative treatment would not become applicable until the Note becomes convertible on January 6, 2013.

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

At any time during the period beginning on July 10, 2012 (issue date) and ending on the 90th day following the issue date, the Company has the option to redeem this note and pay the note holder 150% of the unpaid principal and accrued interest. At any time during the period beginning on the 91st day from the issue date and ending on the 180th day following the issue date, the Company has the option to redeem this note and pay the note holder 175% of the unpaid principal and accrued interest. There is no right to repay after the 181st day of issuance.

6.	Equity
a)	During the year ended December 31, 2012, the Company issued 1,969,697 shares of common stock upon the partial conversion of the Notes referred to in Note 5.
b)	During the year ended December 31, 2011, the Company issued 2,236,426 shares of common stock upon the partial conversion of the Notes referred to in Note 5.
c)	On December 15, 2011, the Company issued 1,000,000 shares of common stock with a fair value of $10,000 for services received pursuant to the agreement referred to in Note 12(a).
d)	On December 6, 2011, the Company issued 20,000,000 shares of common stock with a fair value of $400,000 for settlement of $361,654 due a related party. Since the fair value of the shares issued was more than the amounts due to related party, the Company recognized as stock compensation of $38,346 as the debt was due to a related party.
e)	On August 10, 2011, the Company issued 239,914 shares of common stock for interest of the notes payable referred to in Note 9.
f)	Effective September 20, 2011, the Company settled $563,586 of outstanding management fees and advances due to the former President of the Company by returning Syngas Energy Corporation, a wholly-owned subsidiary of the Company, and its technology to him. All amounts owed from Syngas to the Company were also forgiven. The Company recognized $563,586 as a contribution of capital. See Note 10.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2012 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable Inputs (Level 2) $	Significant Unobservable inputs (Level 3) $	Balance, December 31, 2012 $	Balance, December 31, 2011 $

Derivative liabilities	–	–	(138,200)	(138,200)	(94,612)

	–	–	(138,200)	(138,200)	(94,612)

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

The following table summarizes the change in derivative liabilities as of December 31, 2012:

Derivative Liabilities at December 31, 2011	$ 94,612
Addition of new derivative liabilities	–
Conversion of derivative liability	(13,632)
Change in fair value of embedded conversion option	57,220
Derivative Liabilities at December 31, 2012	$ 138,200

The following table summarizes the loss on derivatives as of December 31, 2012:

Fair value of derivative liabilities in excess of note proceeds received	$ –
Change in fair value of derivative liabilities at December 31, 2012	57,220
Loss on derivative liabilities – December 31, 2012	$ 57,220

The Company used the Black-Scholes option pricing model to value the embedded conversion feature using the following assumptions: number of options as set forth in the convertible notes agreements; no expected dividend yield; expected volatility ranging from 266% – 448%; risk-free interest rates ranging from 0.01% – 0.28% and expected terms based on the contractual term.

9.     Notes Payable

On August 10, 2011, the Company received $30,000 from two lenders in exchange for two promissory notes payable. The notes bear interest at 8% per annum and are due on demand. On August 10, 2011, the Company issued 239,914 shares of common stock at a fair value of $8,397 for the $2,399 interest on the notes. This resulted in a loss of $5,998. As of December 31, 2012, accrued interest of $940 is included in accrued liabilities, and both notes are in default.

10.   Acquisition

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

•	On December 15, 2011, the Company entered into an Agreement with a Consultant to provide services to the Company and to identify potential business opportunities or potential business acquisitions in the broadcasting, production and music media business. The term is for a period of one year. On December 20, 2011, the Consultant was issued 1,000,000 shares of common stock with a fair value of $10,000. The Agreement was cancelled on July 31, 2012.
13.	Income Taxes

A reconciliation of the expected income tax recovery computed by applying the statutory United States federal income tax rate of 35% to income (loss) before taxes follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011

Income tax recovery at statutory rate	$ 69,949	$ 148,142

Non-deductible stock-based compensation	–	(16,921)

Valuation allowance change	(69,949)	(131,221)

Provision for income taxes	$ –	$ –

The components of the net deferred tax asset at December 31, 2012 and 2011 consist of:

	December 31, 2012	December 31, 2011

Net operating loss carry-forward	$2,330,000	$2,260,000

Valuation allowance	(2,330,000)	(2,260,000)

Net deferred income tax asset	$–	$–

Potential benefits of income taxes are not recognized in the accounts until realization is more likely than not. At December 31, 2012, the Company has a net operating loss carry-forward of $6,649,200 that expires in fiscal year 2031. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited under IRC 382.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants.  Our audited financial statements for the fiscal years ended December 31, 2012 and 2011 have been included in this annual report in reliance upon Malone & Bailey PC, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012 (the “Evaluation Date”). Based upon the evaluation of our disclosure controls and procedures as of the Evaluation Date, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting and Management has concluded that the Company’s internal controls over financial reporting are not effective as of December 31, 2012 due to a lack of qualified accounting personnel and an overreliance on consultants in the accounting and financial statement close process.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information

 None.

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors as of March 28, 2013.

Other Public
Company
	Position(s) Held in		Directorships
Name and Age	Energy Quest Inc.	Tenure	Held by Director
Wilfred J. Ouellette, 69	Director	From July 1, 2005 to August 1, 2011	n/a
	President, and Chief Executive Officer	From May 5, 2006 to August 1, 2011
Ronald Foster, 71	President and Chief Executive Officer	From August 1, 2011 to present	n/a
	Chief Financial Officer	From January 31, 2010 to present	n/a
	Director, Secretary, and Treasurer	From July 1, 2008 to present	n/a
Abdul Al Hamri, 41	Director	From June 14, 2010 to present	n/a

Michael Midagliotti, 59	Vice President and Director	From April 1, 2010 to present	n/a
Peter J. Stephen, 44	Director	From April 21, 2008 to present	n/a
Wilfred J. Ouellette, 69	Former Director	From July 1, 2005 to August 1, 2011	n/a
	Former, President, and Chief Executive Officer	From May 5, 2006 to August 1, 2011
David Doherty, 40	Vice President of International Finance &Trade	From 2010 to September 29, 2011	n/a

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

Michael Midagliotti, Director, Vice President

Mr. Midagliotti is President & Owner of Friar Enterprises Inc., a residential general contractor from 1976 to present in the Northern Ohio area. Mr. Midagliotti directs a diverse organization that provides home remodeling and construction, directing and overseeing the company’s financial, business, and administrative services which are fundamental to both the company’s operations and the achievement of its operational and financial objectives. Mr. Midagliotti graduated from Miami University and holds a Bachelor of Science in Finance. Since 1976 to the present, Mr. Midagliotti has operated as a general contractor in the northern Ohio area. In 1984, Mr. Midagliotti entered the political arena and was unsuccessful for his bid for state representative in Ohio. Mr. Midagliotti is a Certified Remodeler and is a current member of the National Association of the Remodeling Industry.  From 1995-97 he served as president and chairman of the board of the local Cleveland, Ohio chapter.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5.  Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file.  Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2011 were filed.

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

Item 11.  Executive Compensation

The following table sets forth, as of December 31, 2012, compensation awarded to our Chief Executive Officer (CEO), and to other persons serving as executive officers whose salary and bonus for such year exceeded $100,000 (collectively, the “Named Executive Officers”) for the last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ronald Foster, President, CEO, CFO, Treasurer, Secretary and Director (1)	2012	0	0	0	0	0	0	0	0
	2011	87,500	0	0	0	0	0	0	87,500
Wilfred J. Ouellette, Former President, CEO, and Director (2)	2012	0	0	0	0	0	0	0	0
	2011	87,500	0	0	0	0	0	0	87,500

(1)	Mr. Foster has been our Chief Financial Officer since January 31, 2010, a Director, Secretary and Treasurer since July 1, 2008 and serves as our President and Chief Executive Officer since August 1, 2012.
(2)	Mr. Ouellette has been a director since July 1, 2005 and our President, Chief Executive Officer since May 5, 2006. He was our Chief Financial Officer from May 5, 2006 to January 2, 2008 and our President and CEO until August 1, 2011.

Employment Agreements

None.

Option Grants

We did not grant any options or stock appreciation rights to our named executive officers or directors in the fiscal 2012.  As of March 28, 2013, none of our executive officers or directors owned any of our derivative securities.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending Board meetings.  We did not pay director's fees or other cash compensation for services rendered as a director for the year ended December 31, 2012.

No cash compensation was paid to any of our directors for the director's services as a director during the fiscal year ended December 31, 2012.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our Company other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of March 28, 2013 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of the Company’s common stock owned beneficially as of March 28, 2013 by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock.  Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

As of March 28, 2013, there were 40,611,944 common shares issued and outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Abdulsalam Al Hamri (3) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	2,000,000 (4)	4.7
Ronald Foster (5) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	21,878,286 (6)	51.4
Michael Midagliotti (7) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	0	0
Peter Stephens (8) 103 Firetower Road Leesburg, Georgia 31763	Common Shares	0	0
All Officers and Directors as a Group	Common Shares	23,878,286	56.1
Wilfred J. Ouellette (9) 78 Belleville Ave Spruce Grove, AB T7X 1H8	Common Shares	428,940 (10)	1.0

(1)	The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.
(2)	Based on 42,581,641 issued and outstanding shares of common stock as of March 28, 2013.
(3)	Abdulsalam Al Hamri is a director.
(4)	Shares held by Al Harmi Enterprises S L a copy that Abdulsalam Al Hamri controls.
(5)	Ronald Foster is our director and our Chief Executive Officer, Chief Financial Officer and Secretary.
(6)	Includes 1,878,286 held by Mr. Foster’s wife.
(7)	Michael Midagliotti is our director and Vice President.
(8)	Peter Stephens is our director
(9)	Wilfred J. Ouellette was a former director, President and Chief Executive Officer.
(10)	Includes 322,524 shares owned by 975110 Alberta Ltd., a company over which Wilfred J. Ouellette has the voting and investment control and 106,416 shares Mr. Ouellette owns in his own name.

Item 13.  Certain Relationships, Related Transactions and Director Independence

On October 31, 2012, we received $2,000 from a company controlled by our director, with no set terms in order to pay expenses. At December 31, 2012, the amount is included in amounts due to related parties.

On March 10, 2012, we received $26,000 from our President in exchange for a promissory note payable. The note bears interest at 5% per annum and was due on October 10, 2012 or upon demand. At December 31, 2012, accrued interest of $1,055 is included in amounts due to related parties.

On July 30, 2012, we received $5,000 from our President in exchange for a promissory note payable. The note bears interest at 5% per annum and was due on October 10, 2012 or upon demand. At December 31, 2012, accrued interest of $106 is included in amounts due to related parties.

On August 3, 2012, we received $2,500 from our President in exchange for a promissory note payable. The note bears interest at 5% per annum and was due on October 10, 2012 or upon demand. At December 31, 2012, accrued interest of $51 is included in amounts due to related parties.

On October 9, 2012, we received $2,500 from a company controlled by a director in exchange for a promissory note payable. The note bears interest at 5% per annum and was due on December 10, 2012 or upon demand. At December 31, 2012, accrued interest of $28 is included in amounts due to related parties.

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

Item 14.  Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our former auditors, Morgan & Company, and our current auditors, Malone & Bailey PC, for the audit of our annual financial statements respectively for the years ended December 31, 2012 and 2011 and any other fees billed for other services Malone & Bailey PC during these periods.  All fees are paid by US dollars.

	Year Ended December 31,	Year Ended December 31,
	2011	2012
Audit fees	$18,000	$21,500
Audit-related fees	$19,900	$13,900
Tax fees	-	-
All other fees	-	-
Total	$37,900	$ 35,400

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually.  The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2012.

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

(4) Included as an exhibit to our Form 8- K filed on January 8, 2008.

(5) Included as an exhibit on our Form 10QSB filed November 19, 2007.

(6) Included as an exhibit on our Form 10QSB filed August 15, 2007.

(7) Included as an exhibit on our Form 10-K filed April 1, 2008.

(8) Included as an exhibit on our Form 8-K filed May 12, 2011

(9) Included as an exhibit on our Form 8-K filed June 1, 2011

(10) Included as an exhibit on our Form 8-K filed June 15, 2011

(11) Included as an exhibit on our Form 10-K/A filed July 16, 2011

(12) Included as an exhibit on our Form 10 Q filed May 24, 2011

(13) Included as an exhibit on our Form 10 Q filed August 16, 2011

(14) Included as an exhibit on our Form 10 Q/A file November 18, 2011

(15) Included as an exhibit on our Form 10-K filed March 30, 2012

(16) Included as an exhibit on our Form 10 Q filed May 23, 2012

(17) Included as an exhibit on our Form 8-K filed August 8, 2012

(18) Included as an exhibit on our Form 10 Q filed August 10, 2012

(19) Included as an exhibit on our Form 8-K filed October 5, 2012

(20) Included as an exhibit on our Form 10 Q file November 15, 2012

(21) Included as an exhibit on our Form 10 Q/A filed December 19, 2012

(22) Included as an exhibit on our Form 10 Q/A filed December 19, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2013	Energy Quest Inc. By: /s/ Ronald Foster Ronald Foster President, Chief Executive Officer, Chief Financial Officer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Foster	President, Chief Executive	April 12, 2013
Ronald Foster	Officer, Chief Financial Officer
and Director
/s/ Michael Midagliotti	Vice President and Director	April 12, 2013
Michael Midagliotti
/s/ Peter Stephens	Director	April 12, 2013
Peter Stephens
/s/ Abdulsalam Al Hamri	Director	April 12, 2013
Abdulsalam Al Hamri

